Form 10-Q
period 1995-03-31
MEDICAL INNOVATIONS INC /DE/
filed 1995-05-15
CIK 835908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For Quarterly Period Ended March 31, 1995

                                       or

          [ ] Transition Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    for the Transition Period From____To____

                         Commission File Number 0-17787

                            MEDICAL INNOVATIONS, INC.
             (Exact Name of Registrant As Specified In Its Charter)

         DELAWARE                                           76-0280551
(State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)

                  ONE RIVERWAY, SUITE 2300 HOUSTON, TEXAS 77056
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 688-6600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock as of May 12, 1995 was 12,572,400 shares.

                    MEDICAL INNOVATIONS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
Part I. Condensed Financial Information
 Item 1. Financial Statements

  Consolidated Balance Sheets .........................................    1
  Consolidated Statements of Income ...................................    2
  Consolidated Statements of Cash Flows ...............................    3
  Notes to Unaudited Condensed Consolidated Financial Statements ......    5

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................   12

Part II. Other Information ............................................   17
Signatures ............................................................   18

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                1995          1994
                   ASSETS                                    (UNAUDITED)    (AUDITED)
                                                             -----------   -----------
Current assets:
    Cash and cash equivalents ............................   $   341,863   $ 1,322,407
    Short-term investments ...............................       201,000       201,000
    Accounts receivable, net .............................    10,279,841     9,596,884
    Inventories ..........................................       301,292       257,360
    Deferred income taxes ................................       489,049       347,047
    Other ................................................       735,044       586,311
                                                             -----------   -----------
         Total current assets ............................    12,348,089    12,311,009
Property and equipment, net ..............................     1,976,713     1,904,443
Excess cost over net assets of acquired companies, net of
    amortization of $520,851 and $438,896 ................    12,180,131    12,258,000
Other, net ...............................................     1,340,188       767,353
                                                             -----------   -----------
         Total assets ....................................   $27,845,121   $27,240,805
                                                             ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and other debt .........................   $ 4,691,673   $ 1,764,331
    Accounts payable and accrued liabilities .............     2,965,234     2,441,347
    Accrued compensation and benefits ....................     2,497,379     2,450,995
    Reserve for government program settlements ...........     1,701,514     1,784,256
    Income taxes payable .................................       249,939        62,773
                                                             -----------   -----------
         Total current liabilities .......................    12,105,739     8,503,702

Notes payable and other debt .............................     6,763,643    10,022,975
Other accrued liabilities ................................       660,581       678,236
Deferred income taxes ....................................        45,100        32,804
                                                             -----------   -----------
         Total liabilities ...............................    19,575,063    19,237,717
                                                             -----------   -----------
Stockholders' equity:
    Preferred stock - par value $.01 per share; 3,000,000
       shares authorized, none issued or outstanding .....          --            --
    Common stock - par value $.0075 per share; 75,000,000
       shares authorized, 12,572,400 and 12,566,400 shares
       issued and outstanding ............................        94,293        94,248
    Additional paid-in capital ...........................     6,707,581     6,702,047
    Retained earnings ....................................     1,468,184     1,206,793
                                                             -----------   -----------
         Total stockholders' equity ......................     8,270,058     8,003,088

Commitments and contingencies
                                                             -----------   -----------
         Total liabilities and stockholders' equity ......   $27,845,121   $27,240,805
                                                             ===========   ===========

      (See notes to unaudited condensed consolidated financial statements)

                    MEDICAL INNOVATIONS, INC. & SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (Notes 1 and 2)
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1995           1994
                                                    ------------     -----------
Revenues .......................................     $15,927,991     $11,585,694

Costs and expenses:
     Direct patient care .......................       9,868,757       7,072,051
     Selling, general and administrative .......       5,343,929       3,847,413
     Provision for doubtful accounts ...........         150,634          83,661
                                                     -----------     -----------
                                                      15,363,320      11,003,125
                                                     -----------     -----------
Income from operations .........................         564,671         582,569
Interest expense ...............................         242,472         142,058
                                                     -----------     -----------
Income before income taxes .....................         322,199         440,511
Provision for income taxes .....................          60,808         189,342
                                                     -----------     -----------
Net income .....................................     $   261,391     $   251,169
                                                     ===========     ===========
Net income per common and common
   equivalent share ............................     $       .02     $       .02
                                                     ===========     ===========
Weighted average common and common
   equivalent shares outstanding ...............      14,324,131      14,606,669
                                                     ===========     ===========

      (See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (Notes 1 and 2)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            1995          1994
                                                                         ---------    -----------
Cash flows from operating activities:
     Net income ......................................................   $ 261,391    $   251,169
     Noncash adjustments:
       Depreciation and amortization .................................     266,470        160,341
       Provision for doubtful accounts ...............................     150,634         83,661
       Deferred income taxes .........................................    (129,706)       (11,260)
     Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable .........................................    (833,591)    (1,410,159)
         Inventories .................................................      24,545         40,339
         Income taxes ................................................     188,545          3,949

         Other assets ................................................    (239,827)        51,399
         Accounts payable and  accrued liabilities ...................     532,801       (227,673)
                                                                         ---------    -----------
         Net cash provided (used) by operating activities ............     221,262     (1,058,234)
                                                                         ---------    -----------
Cash flows from investing activities:
     Acquisition of STAT .............................................        --           (6,606)
     Acquisition of PharmaThera Branch ...............................     (56,468)
Acquisition expenses .................................................     (41,116)          (511)
     Purchases of property and equipment, net ........................    (135,463)      (193,461)
                                                                         ---------    -----------
         Net cash (used) by investing activities .....................    (233,047)      (200,578)
                                                                         ---------    -----------

      (See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (Notes 1 and 2)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                   1995           1994
                                                               -----------    -----------
Cash flows from financing activities:
     Proceeds from notes payable ...........................   $      --      $ 1,650,000
     Net borrowings (payments) revolving  credit facilities       (320,000)       900,000
     Payments on notes payable and capital lease obligations      (585,946)    (2,678,424)
     Payments on obligation to former owners of PVNS .......       (66,413)          --
     Proceeds from exercise of stock options ...............         3,600           --
                                                               -----------    -----------
         Net cash (used) by financing activities ...........      (968,759)      (128,424)
                                                               -----------    -----------
Net decrease in cash and cash equivalents ..................      (980,544)    (1,387,236)
Cash and cash equivalents at beginning of period ...........     1,322,407      1,929,237
                                                               -----------    -----------
Cash and cash equivalents at end of period .................   $   341,863    $   542,001
                                                               ===========    ===========
Cash paid during the period for:
     Interest ..............................................   $   277,969    $   153,297
     Income taxes ..........................................   $     4,491    $   198,376

Non-cash transactions (not otherwise disclosed):
     None

      (See notes to unaudited condensed consolidated financial statements)

                    MEDICAL INNOVATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -  ORGANIZATION AND BASIS OF PREPARATION:

The condensed consolidated financial statements of Medical Innovations, Inc. and its subsidiaries (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and that the financial statements reflect all elimination entries and adjustments (consisting of only normal recurring adjustments) which are necessary for a fair statement of the results for the three months ended March 31, 1995 and 1994. Operating results for these interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 1994 presented in the Company's 1994 Annual Report on Form 10-K.

Certain reclassifications have been made to previously reported information to conform to the current period presentation.

Net income per share is based on the weighted average number of common shares and equivalents outstanding during the period. Common stock equivalents consisting of stock options and warrants are included in the computation of weighted average shares when their effect is dilutive.

NOTE 2 - ESTIMATES INVOLVED IN PREPARING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The Company's interim financial statements are prepared in accordance with the same accounting policies as those followed at year-end. Certain items in the financial statements can be determined on an interim basis only by making accounting estimates. The accuracy of such amounts is dependent upon facts that will exist and procedures that will be accomplished by the Company later in the year.

NOTE 3 - ACQUISITION AND PRO FORMA INFORMATION:

PHYSICIAN'S VISITING NURSE SERVICE

Effective May 1, 1993, the Company purchased all of the outstanding common stock of Physician's Visiting Nurse Service, Inc. ("PVNS") for total consideration of approximately $9,209,000. The Company also entered into agreements with the former owners resulting in a total obligation of approximately $1,211,000, net of amounts attributable to compensation and imputed interest at 7-1/2%. This obligation, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet at March 31, 1995 and December 31, 1994, is secured by accounts receivable of the Company and is payable in approximately equal monthly installments through June 1998. Effective November 18, 1994, the Company entered into an agreement with the former owners of PVNS to settle claims for certain acquisition contingencies. In connection with the settlement, the Company received (i) 850,000 shares of its common stock issued to the former owners and escrowed since the acquisition date, which were valued at $1.50 per share, the fair market value at the settlement date, and (ii) a reduction of $275,000 in the principal amount of the above referenced note payable, in exchange for the release of all further obligations under an indemnification received by the Company from the former owners for acquisition contingencies. As a result, the Company recorded various reserves for estimated liabilities pertaining to any adjustments from open pre-acquisition Medicare cost reimbursement reports ("Cost Reports") (see also Note 8) and other matters for which the Company received the settlement consideration as set forth above.


STAT SPECIALTY HOME HEALTH

Effective February 11, 1994, the Company acquired certain assets of STAT Specialty Home Health Care, Inc. ("STAT") for cash in the amount of approximately $285,000, of which approximately $119,000 was allocated to purchased contracts and the remainder to property and equipment. The results of operations of STAT are included with those of the Company for periods subsequent to the effective date of the acquisition.

PRN NEVADA

Effective April 1, 1994, the Company purchased all of the outstanding common stock of PRN Home Health Care, Inc. of Nevada and its affiliated companies (collectively "PRN Nevada"), a provider of skilled homecare services. Total consideration to the seller consisted of $1,825,000 in cash, 380,952 restricted shares of the Company's common stock, a note payable to the former owner in the principal amount of $850,000, and an additional contingent payment estimated to be approximately $95,000, which is payable in July 1995. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of PRN Nevada are included with those of the Company for periods subsequent to the effective date of the acquisition. Of the total purchase price of approximately $3,726,000, the amount allocated to excess cost over net assets of acquired companies is approximately $3,169,000.

PHARMATHERA BRANCH

On January 31, 1995, the Company acquired certain assets, consisting primarily of inventory, equipment, provider contracts and a customer base, of PharmaThera, Inc.'s branch operation in Pensacola, Florida ("PharmaThera Branch"), a provider of infusion therapy services, for cash of approximately $56,000 and two notes with obligations totalling approximately $574,000, which are subject to reductions of up to $117,500 based primarily on certain performance criteria of the post acquisition PharmaThera Branch operations. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of the PharmaThera Branch are included with those of the Company for periods subsequent to the acquisition date. The price paid for the provider contracts and customer base, together with related acquisition costs, were allocated to purchased contracts and amortized over ten years.

PRO FORMA INFORMATION

The pro forma combined results of operations of the Company and its 1994 and first quarter of 1995 acquisitions (STAT, PRN Nevada and PharmaThera Branch), after giving effect to certain pro forma adjustments and assuming these acquisitions had been completed effective January 1, 1994, are as follows for the three month periods ended March 31:
                                                     1995                1994
                                                  -----------        -----------
                                                  (Unaudited)        (Unaudited)
Revenue ..................................        $15,993,000        $14,871,000
Net income ...............................        $   251,000        $   213,000
Net income per common and
   common equivalent share ...............        $       .02        $       .01

The pro forma information is not necessarily indicative of results which may occur in the future.
                                        6
NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable at March 31, 1995 consist of the following:

         Accounts receivable ................................        $11,034,814
         Less allowance for doubtful accounts ...............            754,973
                                                                     -----------
                                                                     $10,279,841
                                                                     ===========
NOTE 5 - INCOME TAXES:

The provisions (benefits) for income taxes for the three month periods ended March 31 consist of the following:
                                                    1995                 1994
                                                 ---------            ---------
Federal:
      Current ........................           $ 185,515            $ 190,602
      Deferred .......................            (129,707)             (11,260)
State ................................               5,000               10,000
                                                 ---------            ---------
                                                 $  60,808            $ 189,342
                                                 =========            =========

The tax effects of temporary differences related to deferred tax (liabilities) assets at March 31, 1995 are comprised of the following:

Prepaid expenses ..........................................           $ (65,740)
Depreciation and amortization .............................             (49,444)
                                                                      ---------
         Deferred tax liabilities .........................            (115,184)

Provision for doubtful accounts ...........................             252,863
Accruals not currently deductible .........................             171,087
Compensation ..............................................             130,841
Other .....................................................               4,342
                                                                      ---------
         Deferred tax assets ..............................             559,133
         Net deferred tax asset ...........................           $ 443,949
                                                                      =========

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate for the three month periods ended March 31:
                                                              1995        1994
                                                             ------      ------
Federal income tax at statutory rate ..................      34.0%        34.0%
Nondeductible amortization ............................       8.6%         3.7%
Recovery of nontaxable payroll related costs ..........      (25.8)%       --
Other permanent differences ...........................       1.6%         4.5%
State taxes ...........................................        .5%          .8%
                                                              ----         ----
Effective tax rate ....................................      18.9%        43.0%
                                                              ====         ====
                                        7
NOTE 6 - PROPERTY AND EQUIPMENT:


Property and equipment at March 31, 1995 consist of the following:

Furniture and fixtures ...................................            $1,329,742

Equipment, including computers ...........................             1,617,175
Transportation equipment .................................               290,197
Leasehold improvements ...................................               181,509
                                                                      ----------
                                                                       3,418,623
Less accumulated depreciation ............................             1,441,910
                                                                      ----------
                                                                      $1,976,713
                                                                      ==========

NOTE 7 -  NOTES PAYABLE AND OTHER DEBT:

Notes payable and other debt at March 31, 1995 consist of the following:

Bank revolving credit facilities ...............................     $ 3,105,000

Notes payable to Bank ..........................................       5,450,000

Term note payable to Bank ......................................         300,000

Notes payable to former owners of PVNS .........................         639,179

Note payable to former owner of PRN Nevada .....................         637,500

Notes payable to former owner of PharmaThera Branch ............         549,304

Notes payable to Bank and others in monthly installments
totalling approximately $5,375, including interest ranging
from prime (9.0% at March 31,1995) to 14%, with various
maturities through 1998, secured by property and equipment .....          91,589

Capital lease obligations ......................................         682,744
                                                                     -----------
                                                                      11,455,316
Less current portion ...........................................       4,691,673
                                                                     -----------
Noncurrent portion .............................................     $ 6,763,643
                                                                     ===========

BANK REVOLVING CREDIT FACILITIES

In December 1994, the Company entered into new revolving credit facilities totalling $3,725,000 with a bank (the "Bank") that mature March 31, 1996. In connection with this refinancing, the then outstanding balances of the credit facilities entered into in March 1994 (total borrowing availability of $2,125,000) and certain other debt were repaid and the Company's borrowing availability was increased. The new credit facilities, which bear interest at prime plus 1/4% (9.25% at March 31, 1995), a decrease from the prior rate of prime plus 1/2%, are secured by all accounts receivable of the Company and are guaranteed by the president and another director of the Company. The new loan agreements covering $2,550,000 of the credit facilities include covenants to maintain certain net worth and a debt to net worth ratio and prohibit

                                        8
certain additional indebtedness and the payment of dividends. At March 31, 1995, the Company was in compliance with such loan covenants. The Company also maintains a $200,000 revolving credit facility with the Bank, which matures June 4, 1995, and is secured by a $200,000, 7.25% certificate of deposit. This credit facility bears interest at 8.25%.


On May 3, 1995, the Company entered into an additional revolving credit facility with the Bank in the amount of $1,000,000. This new credit facility, which was obtained for working capital purposes, is secured by all accounts receivable of the Company and is guaranteed by the president and another director of the Company. Interest only at the prime rate is due monthly through the maturity date of November 1, 1995.

NOTES PAYABLE TO BANK

In June 1994, the Company borrowed $5,450,000 from the Bank ("New Term Note") for the purpose of repaying a demand note of $1,650,000 and substantially all of the remaining balance on the subordinated note payable as described in Note 6. The $1,650,000 demand note was executed in March 1994 when the Company entered into a demand loan agreement with the president, another director and a shareholder of the Company (the "Payees"). The New Term Note matures June 6, 1996 and bears interest at prime minus 1% (8.0% at March 31, 1995) payable monthly through maturity. The New Term Note is secured by collateral (marketable securities) pledged to the Bank by the Payees. Prior to the refinancing, this collateral was held by the Bank as security for a loan to the Payees which was used by the Payees to make the above referenced loans to the Company.

TERM NOTES PAYABLE TO BANK

In June 1994, the Company also borrowed $2,000,000 from the Bank to fund the $1,825,000 cash portion of the PRN Nevada acquisition and to provide $175,000 for working capital purposes. After scheduled and other payments reduced the principal balance to $400,000, this term note was refinanced in December 1994, resulting in the maturity date being extended to December 31, 1995 (previously May 31, 1995). Monthly principal payments of $33,333, plus interest at prime (9.0% at March 31, 1995), commenced January 31, 1995. The note is secured by the accounts receivable of the Company and the guarantees of the president and another director of the Company. Fees totaling $20,000 were paid to these individuals for providing their guarantees on the note.

NOTES PAYABLE TO FORMER OWNERS OF PVNS

In connection with the acquisition of PVNS in 1993, the Company issued a $1,000,000 note payable to the former owners of PVNS ("PVNS Note") which is secured by accounts receivable of the Company and is guaranteed by the president of the Company. In January 1994, the Company repaid principal of $306,000 on this note, pursuant to its contractual obligation to apply as debt reduction, a portion of the net proceeds from the Company's offering of common stock in connection with the exercise of various outstanding warrants ("Warrant Offering") completed in December 1993. Also, the principal balance of the PVNS Note was further reduced by $275,000 in November 1994 as a result of the settlement with the former owners of PVNS as more fully described in Note 3. This note reduction was also required to be applied to principal in inverse order of maturity. Scheduled monthly principal payments of $20,833 commenced on August 1, 1994, together with interest at prime (9.0% at March 31, 1995). On June 28, 1995, the interest rate increases to prime plus 1%. At March 31, 1995, the principal balance of the PVNS Note was $231,503.

In November 1994, the Company borrowed $458,636 of previously escrowed cash from the former owners of PVNS for working capital purposes. Interest only was due on this note through February 1, 1995, at which date monthly principal and interest payments commenced in eighteen equal installments with a final payment due on July 1, 1996. The note bears interest at prime (9.0% at March 31, 1995) through June 30, 1995 and then prime plus 1% through maturity.


NOTE PAYABLE TO FORMER OWNER OF PRN NEVADA

In connection with the acquisition of PRN Nevada effective April 1, 1994, the Company issued an $850,000 note payable to the former owner of PRN Nevada. The note bears interest at prime (9.0% at March 31, 1995), payable monthly, and is secured by the common stock of PRN Nevada. Monthly principal payments of $23,611 commenced August 1, 1994 and are payable in such amount for thirty-six months.

NOTES PAYABLE TO FORMER OWNER OF PHARMATHERA BRANCH

In connection with acquisition of the PharmaThera Branch on January 31, 1995, the Company issued two notes payable to the former owner of the PharmaThera Branch. The larger note in the amount of $500,000, attributable primarily to the purchase of provider contracts and a customer base, is non-interest bearing and is payable at various dates through May 15, 1996, based on collected revenues of the PharmaThera Branch. This note is subject to reductions of up to $117,500 based primarily on certain performance criteria of the post acquisition PharmaThera Branch operations. The other note in the amount of $73,956 was issued for the purchase of inventories and equipment and is payable in six equal monthly principal installments of $12,326 through August 1, 1995, plus interest at prime (9% at March 31, 1995). Both notes are secured by all equipment of the Pensacola Branch.

SUBORDINATED NOTE PAYABLE

In connection with the acquisition of PVNS, the Company issued a $5,500,000 note payable to the Payees. On March 28, 1994, the Company repaid principal of $1,675,000 on the note, pursuant to its contractual obligation to apply as debt reduction a portion of the net proceeds from the Company's Warrant Offering completed in December 1993. On the date of such repayment, the Payees agreed to waive any defaults on the note and a replacement note was issued to the Payees in the amount of $3,802,370. This replacement note was repaid in June 1994. Substantially all of the repayment was funded from the New Term Note.

In connection with making this subordinated loan, the Payees were granted warrants to purchase 100 shares of the Company's Class A preferred stock at $100 per share. As previously described, the collateral (marketable securities) that the Payees pledged to the Bank as security for the New Term Note was, prior to the refinancing, held by the Bank as security for a loan to the Payees which was used by the Payees to make loans to the Company. Thus, the Payees' risk position has not significantly changed and accordingly, the agreement governing the preferred stock warrants has been amended so that the warrants remain outstanding under substantially the same terms, except that the exercisability of the warrants now relates to the New Term Note rather than the subordinated loan. Such warrants are now exercisable only in the event of certain defaults of the Company or the Payees under the New Term Note or the related collateral maintenance agreements with the Bank, or in the event the Bank liquidates the Payees' collateral. The warrants expire when the aggregate outstanding balance of the New Term Note and the PVNS Note is $1,175,000 or less and the Company is not in default under the New Term Note. If the warrants are exercised and the aggregate outstanding balance of the New Term Note and the PVNS Note is $3,625,000 or more, the holders of the preferred stock have the right to elect seven of thirteen Company directors. At March 31, 1995, the aggregate principal outstanding on the New Term Note and the PVNS Note was $5,681,503. At all other times after warrant exercise, the holders of the preferred stock have the right to
                                       10

elect three of nine Company directors. If the warrants are exercised, the Company may redeem the preferred stock, at the price of $100 per share, at any time after the outstanding principal balance on the New Term Note and the PVNS
Note is less than $1,175,000.

OTHER

On March 8, 1993, the Company borrowed $200,000 from its president and another director for working capital purposes under a demand note agreement at the prime rate, which was repaid May 7, 1993. On June 7, 1994, the Company borrowed $500,000 from its president for working capital purposes at prime plus 2%, which was repaid on June 28, 1994. The Company also borrowed $400,000 and $50,000 from its president on September 12, 1994 and September 15, 1994, respectively, for working capital purposes at prime plus 2%, which were repaid on September 26, 1994.

On April 10, 1995, the Company borrowed $300,000 from its president for working capital purposes. This loan, which is payable upon demand, bears interest at prime plus 2%.

NOTE 8 - RESERVE FOR GOVERNMENT PROGRAM SETTLEMENTS:

The Company's Medicare operations are subject to regulations administered by the Health Care Financing Administration. Amounts reimbursed by the Medicare program (including those of PVNS and PRN Nevada prior to acquisition) are subject to audit and retroactive adjustment.

As more fully described in Note 3, the Company entered into a settlement in November 1994 with the former owners of PVNS pertaining to various acquisition contingencies including open preacquisition Cost Reports. In connection with this settlement, the Company assumed liability for final adjustments on the June 30, 1990 and 1991 PVNS Cost Reports for which determination letters have been received (now reopened for further audit by the Medicare intermediary) and the June 30, 1993 PVNS Cost Report that remains open for examination. In recognition of this settlement, the Company established a reserve for estimated final adjustments to these open Cost Reports. The post acquisition PVNS Cost Reports also remain open for examination and a reserve has been established for any estimated adjustments thereto.

The Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's preacquisition Cost Reports open for examination through June 29, 1994. Most of PRN Nevada's preacquisition Cost Reports have been settled or are in process of final settlement. Final settlements thereto and also any adjustments to other preacquisition Cost Reports open for examination are expected to be recovered from the above referenced indemnification or applied against the reserve established at the acquisition date. The Cost Reports for the post acquisition period are also open for examination and a reserve has been established for any estimated adjustments thereto.

Management believes the above referenced PRN Nevada indemnification and the Company's remaining reserve for government program settlements are adequate to cover any adjustments to open Cost Reports and that any final determinations in connection therewith will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents selected financial information as a percentage of revenues for the periods indicated:
                                                          PERCENTAGE OF REVENUES

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                             1995         1994
                                                            ------       ------
Revenues .............................................      100.0%       100.0%

Direct patient care expenses .........................       62.0%        61.1%
Selling, general and administrative expenses .........       33.6%        33.2%
Provision for doubtful accounts ......................        0.9%         0.7%
                                                             -----        -----
Income from operations ...............................        3.5%         5.0%
Interest expense .....................................        1.5%         1.2%
                                                             -----        -----
Income before income taxes ...........................        2.0%         3.8%
Provision for income taxes ...........................        0.4%         1.6%
                                                             -----        -----
Net income ...........................................        1.6%         2.2%
                                                             =====        =====


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 REVENUES. Revenues for the first quarter of 1995 were $15,927,991, an increase of $4,342,297, or 37.5%, over the first quarter of 1994. Of this increase, approximately $2,658,000 was due to the acquisition of PRN Nevada effective April 1, 1994 and approximately $150,000 as a result of the PharmaThera Branch acquisition effective January 31, 1995. Also, the management services division, which had no revenues in the first quarter of 1994, contributed revenues of approximately $232,000 in the first quarter of 1995; such amount excludes PRN Nevada's management service revenues of approximately $99,000 during such period since such revenues are included in the PRN Nevada revenues referred to above. The remaining net increase of approximately $1,302,000 was due primarily to (i) the growth in the number of patients serviced by the Company's nursing operations in Texas which, combined with infusion operations, had increased revenues of approximately 15.7% ($1,497,000), (ii) an increase in revenues from Virginia infusion and nursing operations of 2.8% ($43,000), and (iii) a decrease in revenues in the New Jersey operation of 49.4% ($257,000). On a company-wide basis, nursing and related revenues increased 45.9% ($3,352,000) in the first quarter of 1995 compared to the first quarter of 1994. Also, homemaker service revenues increased 19.8% ($533,000) and pharmacy revenues increased 6.6% ($104,000) in the same comparable periods. The Company's revenues have been affected by changes in reimbursement policies and rates of various third party payors; however, it is not reasonably possible to determine the magnitude thereof.

DIRECT PATIENT CARE. Costs of direct patient care in the first quarter of 1995 were $9,868,757, an increase of $2,796,706, or 39.5%, over the first quarter of 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such costs were 62.0% of revenues in the first quarter of 1995 compared to 61.1% in the first quarter of 1994. The increase in the percentage
                                       12

of direct patient care costs is due primarily to the acquisition of PRN Nevada, which is a provider of nursing services. Such services are more labor intensive than infusion therapy services which yield higher profit margins and accounted for a larger percentage of the Company's revenues prior to this acquisition. In addition, this acquisition increased the Company's percentage of revenues from government programs which produce only a marginal profit. The Company continues to experience close involvement by payors in referring and managing patients. Consequently, there is consistent pressure to evaluate direct patient care expenses to ensure continued efficiency in the delivery of care. The Company makes extensive use of personnel who are paid on a "per visit" basis. This enables adjustments of personnel costs to be made in response to changes in reimbursement while not being burdened with a large full-time staff.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the first quarter of 1995, selling, general and administrative expenses were $5,343,929, an increase of $1,496,516, or 38.9%, over the first quarter of 1994. A large portion of the increase relates to the acquisition of PRN Nevada effective April 1, 1994 which had selling, general and administrative expenses of approximately $725,000 (48.5% of the increase) in the first quarter of 1995. The remaining increase of approximately $771,000 is primarily due to additional selling, general and administrative expenses incurred by the Company's other operations which coincide with their growth in revenues and an increase in corporate overhead costs, which is attributable to the Company's overall growth. During the first quarter of 1995, selling, general and administrative expenses were reduced by approximately $245,000 resulting from the recovery of certain nonrecurring payroll related costs attributable to prior periods. As a percentage of revenues, taking into account the above reduction in 1995, such expenses increased to 35.1% in the first quarter of 1995 compared to 33.2% in the first quarter of 1994 for the reasons set forth above.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was $150,634 in the first quarter of 1995, an increase of $66,973, or 80.0%, compared to the first quarter of 1994. The increase is primarily attributable to the corresponding increase in revenues between the two periods. As a percentage of revenues, the provision for doubtful accounts increased to 0.9% in the first quarter of 1995, compared to 0.7% in the same period in 1994, primarily as a result of the change in the Company's payor mix. The Company's revenues from government programs, including Medicare and Medicaid, increased between the two periods due to the acquisition of PRN Nevada, whose revenues are derived primarily from government programs. For the most part, a contractual allowance is recognized directly against revenues from government programs as compared to a provision for doubtful accounts applied to other payors. Also in the first quarter of 1994, the Company experienced larger than normal recoveries on accounts previously written off.

INCOME FROM OPERATIONS. Income from operations was $564,671 in the first quarter of 1995, a 3.1% decrease from the first quarter of 1994 of $582,569. As a percentage of revenues, income from operations decreased to 3.5% in the first quarter of 1995 as compared to 5.0% in the first quarter of 1994. The decrease in percentage is primarily attributable to lower margins resulting from the change in the Company's service and payor mix as described above, reduced profitability of the Virginia and New Jersey operations, losses in the Company's new Florida operation, and increased selling, general and administrative expenses including corporate overhead costs, to support the Company's growth. The Company continues to focus its attention on the Virginia and New Jersey operations which are not achieving desired profitability. In addition, emphasis is being placed on improving the operating results of the Florida operation which commenced as a start-up in 1994 and was expanded through the acquisition of the PharmaThera Branch in early 1995. This focus and the related operating changes have produced positive results, particularly in the Houston, Texas Pharmacy operation. The Company's management services division, which commenced operations in late 1993 and became profitable in the third quarter of 1994, contributed income of approximately $230,000 in the first quarter of 1995.

INTEREST EXPENSE. Interest expense increased $100,414, or 70.7%, to $242,472 in the first quarter of 1995, compared to $142,058 in the first quarter of 1994, primarily as a result of interest on debt incurred in connection with the Company's acquisitions and for working capital purposes to fund the Company's operations and growth. A portion of this increase was also attributable to increases in the prime interest rate charged in 1995 over 1994. The weighted average of the prime interest rate in the first quarter of 1995 was 8.7%, compared to 6.1% during the same period of 1994, which equates to a $60,000 increase in the first quarter of 1995 interest expense when applying the percentage increase in average interest rates to the interest expense incurred in the first quarter of 1994..


PROVISION FOR INCOME TAXES. The Company's effective tax rate for the first quarter of 1995 was 18.9% compared to 43.0% for the same period of 1994. Such effective tax rate was substantially lower in 1995 primarily due to the permanent book and tax difference created by a nontaxable recovery of certain nonrecurring payroll related costs in this quarter. See also Note 5 to the accompanying condensed financial statements for more detailed information concerning the items causing the difference between the effective tax rate and the statutory rate of 34% for these quarters and the differences between the two periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, the level of the Company's cash and cash equivalents, working capital and its current and debt-to-equity ratios:

                         LIQUIDITY AND CAPITAL RESOURCES
                   (DOLLAR AMOUNTS, NOT RATIOS, IN THOUSANDS)

                                                        MARCH 31,   DECEMBER 31,
                                                          1995         1994
                                                         ------       -------
Cash and cash equivalents ........................       $  543      $1,523
Working capital ..................................       $  242      $3,807
Current ratio ....................................         1.02        1.45
Debt-to-equity ratio .............................         2.37        2.40

GENERAL

Cash and cash equivalents at March 31, 1995 decreased by approximately $980,000 from December 31, 1994. Working capital also decreased by approximately $3,565,000 during this period, primarily because the Company's revolving credit facilities with outstanding balances totalling $2,905,000 at March 31, 1995 are classified as current due to their maturity date of March 31, 1996. At December 31, 1994, such credit facility outstanding balances of $3,225,000 were classified as noncurrent. This is also primarily the reason that the current ratio decreased from 1.45 at December 31, 1994 to 1.02 at March 31, 1995. As further explanation, accounts receivable, net of reserves, at March 31, 1995 increased by approximately $683,000, or 7.1%, from December 31, 1994, due to the Company's growth in revenues, which resulted partially from the Company's various acquisitions, the growth of the Company's existing operations, and other matters as set forth below. Additionally, accounts payable and accrued liabilities increased by approximately $524,000 and accrued compensation and benefits increased by approximately $46,000 from December 31, 1994 to March 31, 1995. For the three months ended March 31, 1995, net cash of approximately $969,000 was used for financing activities, while cash of approximately $221,000 was provided by operating activities during this period. Also during this period, the Company used cash of approximately $135,500 to acquire property and equipment and approximately $97,500 for other investing activities.

The Company has entered into various debt obligations with its primarily lender (the "Bank") and others, including the former owners of acquired companies, resulting in total outstanding borrowings of $10,772,572 at March 31, 1995. Such total debt amount is exclusive of capital leases and an obligation to the former owners of PVNS, both of which are included in the discussion below concerning the Company's other commitments. At March 31, 1995, the Company had borrowing availability of $820,000 under its revolving credit facilities with the Bank. The terms and other information regarding such borrowings are described more fully in Note 7 to the accompanying condensed consolidated financial statements.


Subsequent to March 31, 1995, primarily for the reasons set forth below in the third paragraph under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES, the Company borrowed the remaining amount available of $820,000 under its revolving credit facilities and entered into additional borrowings for working capital purposes. On April 10, 1995, the Company borrowed $300,000 from its president and on May 3, 1995, borrowed $1,000,000 from the Bank under a new revolving credit facility.

The Company's stockholders' equity at March 31, 1995 was $8,270,058, which increased approximately $267,000 from December 31, 1994. The debt-to-equity ratio remained approximately the same at these dates.

ITEMS  AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The Company's total debt outstanding at March 31, 1995 will require approximately $5,600,000 for principal and interest payments during the twelve months ending March 31, 1996, based on the assumptions that interest rates and the Company's borrowing levels remain constant. This amount is exclusive of the repayment of additional borrowings totalling $2,120,000 by the Company subsequent to March 31, 1995 as described above. The Company also has commitments under employment agreements to various officers and other employees, as well as an obligation to the former owners of PVNS that requires total payments over the twelve months ending March 31, 1996 of approximately $337,000, including an amount attributable to compensation and imputed interest, as more fully described in Note 3 to the accompanying condensed consolidated financial statements. In addition, the Company is committed under various capital and operating leases (primarily office facilities and property and equipment), for payments totalling approximately $2,100,000 over the twelve months ending March 31, 1996. Also in connection with PharmaThera Branch acquisition as more fully described in Note 3 to the accompanying condensed consolidated financial statements, the Company has remaining obligations to the seller at this date of up to approximately $520,000, payable at various dates through May 15, 1996. As of March 31, 1995 and through this date, the Company had no other significant commitments and no material planned purchases of property and equipment.

Primary sources of liquidity include cash generated from operations, amounts available under the Company's credit facilities with the Bank and loans from the Company's president and another director (see above and Note 7 in the accompanying condensed consolidated financial statements). At March 31, 1995 and through this date, (i) approximately $1,630,000 is being withheld by a Medicare intermediary in connection with the determination letters issued for the PVNS June 30, 1990 and 1991 Cost Reports which have been reopened for further audit at the Company's request, (ii) approximately $850,000 of receivable claims are due from the PRN Nevada Medicaid intermediary that exceed the normal amount of receivables outstanding for this operation (approximately $500,000 of which are subject to an appeal with the Nevada Medicaid program), (iii) approximately $1,000,000 is due from a Medicare intermediary for the PVNS 1994 tentative Cost Report settlement and a 1995 lump sum payment, and (iv) approximately $1,250,000 of receivable claims are due from a Texas welfare program that exceed the normal amount of receivables outstanding for this operation. Also during 1995 through this date, PRN Nevada has repaid accelerated payments from a Medicare intermediary totalling approximately $1,450,000, which was partially offset by the receipt of approximately $500,000 from a Medicare intermediary for a lump sum payment attributable to the PVNS 1994 Cost Report. The above amounts withheld, delayed receivable collections and the repayment of the referenced accelerated payments, were the primary reasons for the need to obtain the additional working capital loans entered into after March 31, 1995 as described above. The Company expects that it will collect a large portion of the amounts withheld and outstanding receivables described above during 1995. However, collection is based on a number of variables and determinations by government programs or their intermediaries which are not completely within the Company's control. Thus, the amounts referred to above could be withheld longer than expected, could continue to be delayed in collection and could be adversely impacted by third-party determinations and accordingly, the additional working capital loans entered into subsequent to March 31, 1995 may not be repaid in the time frame expected (by November 1, 1995) and additional borrowings may be required.

Taking into account the Company's commitments and the matters described above, management believes that the Company's existing capital resources and sources of liquidity are sufficient to finance its existing operations during the next twelve months. If cash generated from operations is less than anticipated, or if other currently unforeseen events occur including the outcome of the matters described above, the Company may be required to seek additional financing. Potential sources of additional financing include private or public equity or debt financing or additional bank financing. The Company's credit facilities with the Bank generally prohibit additional borrowings by the Company without the Bank's consent. There can be no assurance that the Company would be able to obtain additional financing, if required, on acceptable terms.

                                       16
PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index on Page 19 for location of exhibits required by Item 601 of Regulation S-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1995.
                                       17

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Medical Innovations, Inc.

Date:   May 14, 1995                    By  /S/ MARK H. FISHER
                                                Mark H. Fisher
                                                President and Chief
                                                Executive Officer


                                        By   /S/ DAVID C. HORN
                                                 David C. Horn
                                                 Chief Financial Officer

                                       18

                                 EXHIBIT INDEX

EXHIBIT
  NO.                          EXHIBIT DESCRIPTION
- - --------                       -------------------
 10.37 Revolving Promissory Note by and between Physician's Visiting Nurse Service, Inc. and Texas Commerce Bank National Association, dated May 3, 1995, and attachments. (Filed on paper under Form-SE.)

  11                Computation of Per Share Earnings.