Form 10-Q
period 1995-06-30
MEDICAL INNOVATIONS INC /DE/
filed 1995-08-14
CIK 835908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For Quarterly Period Ended June 30, 1995

                                       or

          [ ] Transition Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   for the Transition Period From ____ To ____

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

The number of shares outstanding of the Registrant's common stock as of August 9, 1995 was 15,919,880 shares.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I.  Condensed Financial Information

         Item 1. Financial Statements

                   Consolidated Balance Sheets ...........................    1
                   Consolidated Statements of Income .....................    2
                   Consolidated Statements of Cash Flows .................    3
                   Notes to Unaudited Condensed Consolidated Financial
                    Statements ...........................................    5
         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...................   12

Part II. Other Information ...............................................   18

Signatures ...............................................................   19

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,      DECEMBER 31,
                                                        1995           1994
                                                     (UNAUDITED)     (AUDITED)
                                                     -----------    ------------
                  ASSETS
Current assets:
   Cash and cash equivalents ...................     $   772,883     $ 1,415,294
   Short-term investments ......................            --           201,000
   Accounts receivable, net ....................      11,762,365       9,830,269
   Inventories .................................         295,944         257,360
   Deferred income taxes .......................         701,810         347,047
   Other .......................................         665,785         532,046
                                                     -----------     -----------
        Total current assets ...................      14,198,787      12,583,016

Property and equipment, net ....................       1,931,499       1,926,209
Excess cost over net assets of
   acquired companies, net of
   amortization of $602,806
   and $438,896 ................................      12,182,175      12,258,000
Other, net .....................................       1,276,516         825,656
                                                     -----------     -----------
        Total assets ...........................     $29,588,977     $27,592,881
                                                     ===========     ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and other debt ................     $11,076,743     $ 1,773,798
   Accounts payable and accrued liabilities ....       3,129,657       2,690,836
   Accrued compensation and benefits ...........       2,533,121       2,450,995
   Reserve for government program
      settlements ..............................       1,651,049       1,784,256
   Income taxes payable ........................         697,467          70,773
                                                     -----------     -----------
        Total current liabilities ..............      19,088,037       8,770,658

Notes payable and other debt ...................       1,106,647      10,040,016
Other accrued liabilities ......................         646,858         678,236
Deferred income taxes ..........................          54,620          32,804
                                                     -----------     -----------
        Total liabilities ......................      20,896,162      19,521,714
                                                     -----------     -----------
Stockholders' equity:
   Preferred stock - par value $.01 per
      share; 3,000,000 shares authorized,
      none issued or outstanding ...............            --              --
   Common stock - par value $.0075 per
      share; 75,000,000 shares authorized,
      15,834,873 and 15,828,873 shares
      issued and outstanding ...................         118,762         118,717
   Additional paid-in capital ..................       7,355,051       7,349,517
   Retained earnings ...........................       1,219,002         602,933
                                                     -----------     -----------
        Total stockholders' equity .............       8,692,815       8,071,167
                                                     -----------     -----------
Commitments and contingencies
                                                     -----------     -----------
        Total liabilities and
           stockholders' equity ................     $29,588,977     $27,592,881
                                                     ===========     ===========

      (See notes to unaudited condensed consolidated financial statements)

                    MEDICAL INNOVATIONS, INC. & SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                             JUNE 30,
                                                                ------------------------------        ------------------------------
                                                                   1995               1994               1995               1994
                                                                -----------        -----------        -----------        -----------
Revenues ...............................................        $18,030,111        $16,188,273        $33,958,102        $28,162,762

Costs and expenses:
   Direct patient care .................................         10,881,826          9,789,217         20,750,583         16,861,268
   Selling, general and administrative .................          6,075,837          5,856,631         11,419,766         10,021,949
   Provision for doubtful accounts .....................            175,802            164,557            326,436            257,419
                                                                -----------        -----------        -----------        -----------
                                                                 17,133,465         15,810,405         32,496,785         27,140,636
                                                                -----------        -----------        -----------        -----------
Income from operations .................................            896,646            377,868          1,461,317          1,022,126

Gain on sale of minority interest ......................               --              128,500               --              128,500
Interest expense .......................................            287,224            201,758            529,696            342,253
                                                                -----------        -----------        -----------        -----------
Income before income taxes .............................            609,422            304,610            931,621            808,373
Provision for income taxes .............................            254,744            129,655            315,552            340,501
                                                                -----------        -----------        -----------        -----------
Net income .............................................        $   354,678        $   174,955        $   616,069        $   467,872
                                                                ===========        ===========        ===========        ===========
Net income per common and common
   equivalent share ....................................        $       .02        $       .01        $       .04        $       .03
                                                                ===========        ===========        ===========        ===========
Weighted average common and common
   equivalent shares outstanding .......................         16,966,898         17,894,572         16,399,241         17,802,466
                                                                ===========        ===========        ===========        ===========

      (See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------
Cash flows from operating activities:
    Net income ...................................   $   616,069    $   467,872
    Noncash adjustments:
       Depreciation and amortization .............       508,465        322,461
       Provision for doubtful accounts ...........       326,436        257,419
       Deferred income taxes .....................      (332,947)        45,218
       Other .....................................          --            7,891

    Changes in operating assets and
      liabilities, net of acquisitions:
        Accounts receivable ......................    (2,258,532)    (2,051,724)
        Other assets .............................       (79,256)       145,976
        Accounts payable and  accrued
           liabilities ...........................       582,115         36,056
        Reserve for government program
           settlements ...........................      (133,207)      (113,120)
        Income taxes .............................       628,073         34,732
        Other liabilities ........................       (31,378)       (59,760)
                                                     -----------    -----------
        Net cash used by operating activities ....      (174,162)      (906,979)
                                                     -----------    -----------
Cash flows from investing activities:
    Acquisition of PharmaThera Branch ............       (56,468)          --
    Acquisition of PRN Nevada ....................          --         (904,033)
    Acquisition of STAT ..........................          --         (276,992)
    Acquisition and merger transaction expenses ..       (92,487)       (56,086)
    Acquisition of property and equipment, net ...       (26,125)      (397,017)
    Other ........................................          --           13,593
                                                     -----------    -----------
        Net cash used by investing activities ....      (175,080)    (1,620,535)
                                                     -----------    -----------

      (See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable ..................   $    50,438    $ 8,157,788
    Proceeds from demand loan payable to
       related parties ...........................       300,000      1,650,000
    Net borrowings on revolving credit facilities        600,000        600,000
    Payments on notes payable and capital
       lease obligations, including related
       party debt ................................    (1,098,553)    (8,699,795)
    Payments on obligation to former owners
       of PVNS ...................................      (148,654)          --
    Proceeds from exercise of stock options ......         3,600         21,181
    Other ........................................          --          (10,270)
                                                     -----------    -----------
        Net cash provided (used) by
           financing activities ..................      (293,169)     1,718,904
                                                     -----------    -----------
Net decrease in cash and cash equivalents ........      (642,411)      (808,610)

Cash and cash equivalents at beginning of period .     1,415,294      1,982,875
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $   772,883    $ 1,174,265
                                                     ===========    ===========
Cash paid during the period for:
    Interest .....................................   $   623,123    $   322,497
    Income taxes .................................        23,791        242,876


Non-cash transactions (not otherwise disclosed):
    Assets acquired under capitalized
       lease obligations .........................       144,735        189,358

      (See notes to unaudited condensed consolidated financial statements)

                    MEDICAL INNOVATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  ORGANIZATION AND BASIS OF PREPARATION:

The condensed consolidated financial statements of Medical Innovations, Inc. and its subsidiaries (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and that the financial statements reflect all elimination entries and adjustments (consisting of only normal recurring adjustments) which are necessary for a fair statement of the operating results for the three and six months ended June 30, 1995 and 1994. Operating results for these interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

The condensed consolidated financial statements for prior periods have been restated to reflect the merger completed in May 1995 as more fully described in
Note 3.

Net income per share is based on the weighted average number of common shares and equivalents outstanding during the periods, which has also been restated to reflect the merger completed in 1995 as more fully described in Note 3. Common stock equivalents consisting of stock options and warrants are included in the computation of weighted average shares when their effect is dilutive.

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

NOTE 3 - ACQUISITION AND PRO FORMA INFORMATION:

PHYSICIAN'S VISITING NURSE SERVICE

Effective May 1, 1993, the Company purchased all of the outstanding common stock of Physician's Visiting Nurse Service, Inc. ("PVNS") for total consideration of approximately $9,293,000. In connection therewith, the Company entered into agreements with the former owners resulting in a total obligation of approximately $1,295,000, net of imputed interest at 7-1/2%. This obligation, which is included in accrued liabilities at June 30, 1995 and December 31, 1994, is secured by accounts receivable of the Company and is payable in approximately equal monthly installments through June 1998. Of the remaining obligation of $893,668 at June 30, 1995, approximately $289,000 is classified as current. Effective November 18, 1994, the Company entered into an agreement with the former owners of PVNS to settle claims for certain acquisition contingencies. In connection with the settlement, the Company received (i) 850,000 shares of its common stock issued to the former owners and escrowed since the acquisition date, which were valued at $1.50 per share, the fair market value at the settlement date, and (ii) a reduction of $275,000 in the principal amount of the PVNS Note (see Note 6), in exchange for the release of all further obligations under an indemnification received by the Company from the former owners for acquisition contingencies. As a result, the Company recorded various reserves for estimated liabilities pertaining to any adjustments from open pre-acquisition Medicare cost reimbursement reports ("Cost Reports") (see also Note 7) and other matters for which the Company received the settlement consideration as set forth above.

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

PRN NEVADA

Effective April 1, 1994, the Company purchased all of the outstanding common stock of PRN Home Health Care, Inc. of Nevada and its affiliated companies (collectively "PRN Nevada"), a provider of skilled homecare services. Total consideration to the seller consisted of $1,825,000 in cash, 380,952 restricted shares of the Company's common stock, a note payable to the former owner in the principal amount of $850,000, and a contingent payment estimated to be approximately $95,000. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of PRN Nevada are included with those of the Company for periods subsequent to the effective date of the acquisition. Of the total purchase price of approximately $3,726,000, the amount allocated to excess cost over net assets of acquired companies was approximately $3,169,000.

PHARMATHERA BRANCH

On January 31, 1995, the Company acquired certain assets, consisting primarily of inventory, equipment, provider contracts and a customer base, of PharmaThera, Inc.'s branch operation in Pensacola, Florida ("PharmaThera Branch"), a provider of infusion therapy services, for cash of approximately $56,000 and two notes with obligations totalling approximately $574,000, which are subject to reductions of up to $117,500 based primarily on certain performance criteria of the post-acquisition PharmaThera Branch operations. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of the PharmaThera Branch are included with those of the Company for periods subsequent to the acquisition date. The price paid for the provider contracts and customer base, together with related acquisition costs, were allocated to purchased contracts and are being amortized over ten years.

HOSPITAL HOMECARE

In May 1995, the Company issued 3,262,473 shares of its common stock in exchange for all of the issued and outstanding common stock of Hospital HomeCare Corporation ("HHCC"), a provider of hospital-based home healthcare management services. Five percent of the shares issued to HHCC have been escrowed to satisfy certain contingent claims by the Company against the HHCC shareholders. This transaction was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements have been restated to include the assets, liabilities and results of operations of HHCC, as more fully described below.

Prior to the combination, HHCC's fiscal year ended on March 31, which has been changed to conform with that of the Company. HHCC's results of operations for the fiscal year ended March 31, 1995 are combined with the Company for the year ended December 31, 1994. Accordingly, the Company's results of operations for the three months ended March 31, 1995 do not include HHCC. Separate results of operations of the Company and HHCC for the periods prior to the merger are as follows:


REVENUES                                  COMPANY         HHCC        COMBINED
                                          -------         ----        --------
 Three months ended:
   March 31, 1995 ...................   $15,927,991   $      --      $15,927,991
   June 30, 1994 ....................   $15,824,522   $   363,751    $16,188,273
 Six months ended June 30, 1994 .....   $27,410,216   $   752,546    $28,162,762
 Year ended December 31, 1994 .......   $59,110,330   $ 1,267,818    $60,378,148

NET INCOME (LOSS)

 Three months ended:
   March 31, 1995 ...................   $   261,391   $      --      $   261,391
   June 30, 1994 ....................   $   161,257   $    13,698    $   174,955
 Six months ended June 30, 1994 .....   $   412,426   $    55,446    $   467,872
 Year ended December 31, 1994 .......   $   804,026   $  (194,220)   $   609,806

Transaction costs of $240,039 (without income tax benefit) were incurred by the Company and HHCC, of which $61,774 were expensed in the three month period ended June 30, 1995. The remaining costs of $178,265 were included in the restated combined net income for the year ended December 31, 1994.

PRO FORMA INFORMATION

The pro forma combined results of operations of the Company and its 1994 and 1995 acquisitions (STAT, PRN Nevada and PharmaThera Branch) and the 1995 merger
(HHCC), after giving effect to certain pro forma adjustments and assuming these acquisitions and the merger had been completed as of the beginning of the respective six month periods ended June 30, are as follows:

                                                      1995              1994
                                                      ----              ----
Revenue ..................................        $34,266,000        $31,787,000
Net income ...............................        $   632,000        $   568,000

Net income per common and
   common equivalent share ...............        $       .04        $       .03

The pro forma information is not necessarily indicative of results which may occur in the future.

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable at June 30, 1995 consist of the following:

Accounts receivable .......................................          $12,706,558
Less allowance for doubtful accounts ......................              944,193
                                                                     -----------
                                                                     $11,762,365
                                                                     ===========
                                        7
NOTE 5 - INCOME TAXES:

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate for the six month periods ended June 30:

                                                             1995         1994
                                                             ----         ----
Federal income tax at statutory rate ..................      34.0%        34.0%
Nondeductible amortization ............................       6.0%         4.5%
Recovery of nontaxable payroll related costs ..........      (8.9)%        -- %
Other permanent differences ...........................       2.1%         3.0%
State taxes ...........................................        .7%          .6%
                                                             ----         ----
Effective tax rate ....................................      33.9%        42.1%
                                                             ====         ====

NOTE 6 -  NOTES PAYABLE AND OTHER DEBT:

Notes payable and other debt at June 30, 1995 consist of the following:

    Bank revolving credit facilities .............................   $ 4,025,000

    Notes payable to Bank ........................................     5,450,000

    Term note payable to Bank ....................................       200,000

    Notes payable to former owners of PVNS .......................       500,242

    Note payable to former owner of PRN Nevada ...................       590,278

    Notes payable to former owner of PharmaThera Branch ..........       497,743

    Notes payable to Bank and others in monthly installments
     totalling approximately $6,050, including interest ranging from prime (9.0% at June 30,1995) to 11.5%, with various
     maturities through 1998, secured by property and equipment ..       103,532

    Capital lease obligations ....................................       816,595
                                                                     -----------
                                                                      12,183,390
    Less current portion .........................................    11,076,743
                                                                     -----------
    Noncurrent portion ...........................................   $ 1,106,647
                                                                     ===========
BANK REVOLVING CREDIT FACILITIES

In December 1994, the Company entered into new revolving credit facilities totalling $3,725,000 with a bank (the "Bank") that mature March 31, 1996. In connection with this refinancing, the then outstanding balances of the credit facilities entered into in March 1994 (total borrowing availability of $2,125,000) and certain other debt were repaid and the Company's borrowing availability was increased. The new credit facilities, which bear interest at prime plus 1/4% (9.25% at June 30, 1995), a decrease from the prior rate of prime plus 1/2%, are secured by all accounts receivable of the Company and are guaranteed by the
                                        8

president and another director of the Company. The new loan agreements covering $2,550,000 of the credit facilities include covenants to maintain certain net worth and a debt to net worth ratio and prohibit certain additional indebtedness and the payment of dividends. At June 30, 1995, the Company was in compliance with such loan covenants.

In May 1995, the Company entered into an additional revolving credit facility with the Bank in the amount of $1,000,000. This new credit facility, which was obtained for working capital purposes, is secured by all accounts receivable of the Company and is guaranteed by the president and another director of the Company. Interest only at the prime rate (9% at June 30, 1995) is due monthly through the maturity date of November 1, 1995.

NOTES PAYABLE TO BANK

In June 1994, the Company borrowed $5,450,000 from the Bank ("New Term Note") for the purpose of repaying a demand note of $1,650,000 and substantially all of the remaining balance on the subordinated note payable as described below. The $1,650,000 demand note was executed in March 1994 when the Company entered into a demand loan agreement with the president, another director and a shareholder of the Company (the "Payees"). The New Term Note matures June 6, 1996 and bears interest at prime minus 1% (8.0% at June 30, 1995) payable monthly through maturity. The New Term Note is secured by collateral (marketable securities) pledged to the Bank by the Payees. Prior to the refinancing, this collateral was held by the Bank as security for a loan to the Payees which was used by the Payees to make the above referenced loans to the Company.

TERM NOTES PAYABLE TO BANK

In June 1994, the Company also borrowed $2,000,000 from the Bank to fund the $1,825,000 cash portion of the PRN Nevada acquisition and to provide $175,000 for working capital purposes. After scheduled and other payments reduced the principal balance to $400,000, this term note was refinanced in December 1994, resulting in the maturity date being extended to December 31, 1995 (previously May 31, 1995). Monthly principal payments of $33,333, plus interest at prime (9.0% at June 30, 1995), commenced January 31, 1995. The note is secured by the accounts receivable of the Company and the guarantees of the president and another director of the Company. Fees totaling $20,000 were paid to these individuals for providing their guarantees on the note.

NOTES PAYABLE TO FORMER OWNERS OF PVNS

In connection with the acquisition of PVNS in 1993, the Company issued a $1,000,000 note payable to the former owners of PVNS ("PVNS Note"), which is secured by accounts receivable of the Company and is guaranteed by the president of the Company. In January 1994, the Company repaid principal of $306,000 on this note, pursuant to its contractual obligation to apply as debt reduction, a portion of the net proceeds from the Company's offering of common stock in connection with the exercise of various outstanding warrants ("Warrant Offering") completed in December 1993. Also, the principal balance of the PVNS Note was further reduced by $275,000 in November 1994 as a result of the settlement with the former owners of PVNS as more fully described in Note 3. This note reduction was also required to be applied to principal in inverse order of maturity. Scheduled monthly principal payments of $20,833 commenced on August 1, 1994, together with interest at prime, which increased to prime plus 1% (10.0% at June 30, 1995) on June 28, 1995. At June 30, 1995, the principal balance of the PVNS Note was $169,004.
                                        9

In November 1994, the Company borrowed $458,636 of previously escrowed cash from the former owners of PVNS for working capital purposes. Interest only was due on this note through February 1, 1995, at which date monthly principal and interest payments commenced in eighteen equal installments with a final payment due on July 1, 1996. The note bore interest at prime through June 30, 1995 and then increased to prime plus 1% (10.0% at June 30, 1995) through maturity. At June 30, 1995, the principal balance of this note was $331,238.

NOTE PAYABLE TO FORMER OWNER OF PRN NEVADA

In connection with the acquisition of PRN Nevada, the Company issued an $850,000 note payable to the former owner of PRN Nevada. The note bears interest at prime (9.0% at June 30, 1995), payable monthly, and is secured by the common stock of PRN Nevada. Monthly principal payments of $23,611 commenced August 1, 1994 and are payable in such amount for thirty-six months. On July 1, 1995, the principal balance of this note was reduced $125,776 by offsetting amounts due from the former owner of PRN Nevada for indemnification of applicable adjustments to PRN Nevada's pre-acquisition Cost Reports through December 31, 1993 (see also
Note 7).

NOTES PAYABLE TO FORMER OWNER OF PHARMATHERA BRANCH

In connection with acquisition of the PharmaThera Branch, the Company issued two notes payable to the former owner of the PharmaThera Branch. The larger note in the amount of $500,000, attributable primarily to the purchase of provider contracts and a customer base, is non-interest bearing and is payable at various dates through May 15, 1996, based on collected revenues of the PharmaThera Branch. This note is subject to reductions of up to $117,500 based primarily on certain performance criteria of the post-acquisition PharmaThera Branch operations. The other note in the amount of $73,956 was issued for the purchase of inventories and equipment and was paid in six equal monthly principal installments of $12,326, plus interest at prime (9% at June 30, 1995), through August 1, 1995. Both notes are secured by all equipment of the Florida operation.

SUBORDINATED NOTE PAYABLE

In connection with the acquisition of PVNS, the Company issued a $5,500,000 note payable to the Payees. In March 1994, the Company repaid principal of $1,675,000 on the note, pursuant to its contractual obligation to apply as debt reduction a portion of the net proceeds from the Company's Warrant Offering completed in December 1993. On the date of such repayment, the Payees agreed to waive any defaults on the note and a replacement note was issued to the Payees in the amount of $3,802,370. This replacement note was repaid in June 1994. Substantially all of the repayment was funded from the New Term Note.

In connection with making this subordinated loan, the Payees were granted warrants to purchase 100 shares of the Company's preferred stock at $100 per share. As previously described, the collateral (marketable securities) that the Payees pledged to the Bank as security for the New Term Note was, prior to the refinancing, held by the Bank as security for a loan to the Payees which was used by the Payees to make loans to the Company. Thus, the Payees' risk position has not significantly changed and accordingly, the agreement governing the preferred stock warrants has been amended so that the warrants remain outstanding under substantially the same terms, except that the exercisability of the warrants now relates to the New Term Note rather than the subordinated loan. Such warrants are now exercisable only in the event of certain defaults of the Company or the Payees under the New Term Note or the related collateral maintenance agreements with the Bank, or in the event the Bank liquidates the Payees' collateral. The warrants expire when the aggregate outstanding balance of the New Term Note and the PVNS Note is $1,175,000 or less and the Company is not in default under the New Term Note. If the warrants are exercised and the aggregate outstanding balance of the New Term Note and the PVNS Note is $3,625,000 or
                                       10

more, the holders of the preferred stock have the right to elect seven of thirteen Company directors. At all other times after warrant exercise, the holders of the preferred stock have the right to elect three of nine Company directors. If the warrants are exercised, the Company may redeem the preferred stock, at the price of $100 per share, anytime after the outstanding principal balance on the New Term Note and the PVNS Note is less than $1,175,000. At June 30, 1995, the aggregate principal outstanding on the New Term Note and the PVNS Note was $5,619,004.

OTHER

On June 7, 1994, the Company borrowed $500,000 from its president for working capital purposes at prime plus 2%, which was repaid on June 28, 1994. On April 10, 1995, the Company borrowed $300,000 from its president for working capital purposes at prime, which was repaid on May 26, 1995.

NOTE 7 - RESERVE FOR GOVERNMENT PROGRAM SETTLEMENTS:

The Company's Medicare operations are subject to regulations administered by the Health Care Financing Administration. Amounts reimbursed by the Medicare program (including those of PVNS and PRN Nevada prior to acquisition) are subject to audit and retroactive adjustment.

As more fully described in Note 3, the Company entered into a settlement in November 1994 with the former owners of PVNS pertaining to various acquisition contingencies including open pre-acquisition Cost Reports. In connection with this settlement, the Company assumed liability for final adjustments on the June 30, 1990 and 1991 PVNS Cost Reports, which have been tentatively settled with the Medicare intermediary after completion of reopening audits (awaiting final determination letters), and the June 30, 1993 PVNS Cost Report that remains open for examination. In recognition of this settlement, the Company established a reserve for estimated final adjustments to these open Cost Reports. The post-acquisition PVNS Cost Reports also remain open for examination and a reserve has been established for any estimated adjustments thereto.

In connection with the acquisition of PRN Nevada, the Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's pre-acquisition Cost Reports open for examination through June 29, 1994. PRN Nevada's pre-acquisition Cost Reports through December 31, 1993 have been settled and the amounts due the Company pursuant to the indemnification have been received (see also Note 6). Any adjustments to other pre-acquisition Cost Reports open for examination are expected to be recovered from the above referenced indemnification or applied against the reserve established at the acquisition date. The Cost Reports for the post-acquisition period are also open for examination and a reserve has been established for any estimated adjustments thereto.

Management believes the above referenced PRN Nevada indemnification and the Company's remaining reserve for government program settlements are adequate to cover any adjustments to open Cost Reports and that any final determinations in connection therewith will not have a material adverse effect on the Company's financial position or results of operations.

                                       11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS. The following table presents selected financial information as a percentage of revenues for the periods indicated (including the restatement to reflect the merger with HHCC, which was accounted for as a pooling of interests):
                                                   PERCENTAGE OF REVENUES
                                           -------------------------------------
                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                           ----------------     ----------------
                                             1995     1994       1995     1994
                                           -------   ------     ------   -------
Revenues .................................  100.0%   100.0%     100.0%   100.0%

Direct patient care ......................   60.3%    60.5%      61.1%    59.9%
Selling, general and administrative ......   33.7%    36.2%      33.6%    35.6%
Provision for doubtful accounts ..........    1.0%     1.0%       1.0%      .9%
                                             -----    -----      -----    -----
Income from operations ...................    5.0%     2.3%       4.3%     3.6%

Gain on sale of minority interest ........    --        .8%       --        .5%
Interest expense .........................    1.6%     1.2%       1.6%     1.2%
                                             -----    -----      -----    -----
Income before taxes ......................    3.4%     1.9%       2.7%     2.9%
Provision for income taxes ...............    1.4%      .8%        .9%     1.2%
                                             -----    -----      -----    -----
Net income ...............................    2.0%     1.1%       1.8%     1.7%
                                             =====    =====      =====    =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

REVENUES. Revenues for the second quarter of 1995 were $18,030,111, an increase of $1,841,838, or 11.4%, over the second quarter of 1994. The increase was primarily due to the growth in the Company's Texas nursing and pharmacy operations, where revenue increased 11.7% ($1,247,000). Also, the management services division's revenues increased 111.5% ($420,000), primarily as the result of contracts entered into after June 30, 1994. Revenues from Virginia nursing and pharmacy operations increased 19.4% ($345,000). To a lesser extent, the acquisition of the PharmaThera Branch contributed to the revenue increase ($164,000). The above increases were somewhat offset by decreases in the PRN Nevada nursing operations of 7.0% ($205,000) and the New Jersey nursing and pharmacy operations of 30.7% ($145,000). The New Jersey operation was closed in July 1995. On a company-wide basis, pharmacy revenues increased 37.8% ($561,000) in the second quarter of 1995, compared to the second quarter of 1994. Also, nursing and related revenues increased 4.4% ($499,000) and homemaker services increased 12.5% ($362,000).

DIRECT PATIENT CARE. Costs of direct patient care in the second quarter of 1995 were $10,881,826, an increase of $1,092,609, or 11.2%, over the second quarter of 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such costs were 60.3% in the second quarter of 1995, compared to 60.5% in the second quarter of 1994. The Company continues to experience close involvement by payors in referring and managing patients. Consequently, there is consistent pressure to evaluate direct patient care costs to ensure continued efficiency in delivery of care. The Company makes extensive use of personnel who are paid on a "per visit" basis.

                                       12

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the second quarter of 1995, selling, general and administrative expenses were $6,075,837, an increase of $219,206, or 3.8%, over the second quarter of 1994. Of the increase, $127,000 is due to the acquisition of the PharmaThera Branch on January 31, 1995. Also, nonrecurring transaction costs of approximately $62,000 incurred in connection with the HHCC merger were expensed by the Company in the second quarter of 1995. A decrease of $152,000 is attributable to reductions in HHCC payroll and other expenses which were associated with lower HHCC revenues during the second quarter of 1995 and additional expense reductions in the post-merger period. The remaining increase of approximately $188,000 is primarily due to an increase in corporate overhead, which is attributable to the Company's overall growth. As a percentage of revenues, such expenses decreased to 33.7% in the second quarter of 1995, compared to 36.2% in the second quarter of 1994. This decrease in percentage is primarily due to increased efficiencies and economies of scale, which is expected to continue as the Company achieves its plan of streamlining operations and reducing costs.

INCOME FROM OPERATIONS. Income from operations was $896,646 in the second quarter of 1995, an increase of $518,778, or 137.3%, over the second quarter of 1994. The increase is primarily attributable to the improved performance of the Company's Houston, Texas pharmacy and nursing operations ($453,000) and the new contracts of the management services division ($361,000), offset by increased corporate overhead costs ($211,000) and losses incurred in the Company's Florida operation ($72,000). Emphasis continues to be placed on improving the operating results of the Florida operation which commenced as a start-up in 1994 and was expanded through the acquisition of the PharmaThera Branch in early 1995. In July 1995, the Company closed its New Jersey operation, which was not achieving acceptable operating results (operating loss of $54,000 during the second quarter of 1995). This closure was completed at a nominal cost.

GAIN ON SALE OF MINORITY INTEREST. In the second quarter of 1994, the Company sold a 20% ownership interest and a 5% net profits interest in its Pensacola, Florida homecare business for cash and a realized pre-tax gain of $128,500.

INTEREST EXPENSE. Interest expense increased $85,466, or 42.4%, to $287,224 in the second quarter of 1995, compared to $201,758 in the second quarter of 1994, primarily as a result of interest on debt incurred in connection with the Company's acquisitions and for working capital purposes. A portion of this increase was also attributable to increases in the prime interest rate charged in 1995 over 1994. The weighted average of the prime interest rate in the second quarter of 1995 was 9.0%, compared to 6.1% during the same period in 1994, which equates to a $54,000 increase in the second quarter of 1995 interest expense when applying the percentage increase in average interest rates to the interest expense incurred in the second quarter of 1994.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

REVENUES. Revenues for the six months ended June 30, 1995 were $33,958,102, an increase of $5,795,340, or 20.6%, over revenues of $28,162,762 for the same period in 1994. Of this increase, approximately $2,658,000 was due to the acquisition of PRN Nevada effective April 1, 1994. The first six months of 1995 included six months of PRN Nevada revenues, while the comparable period in 1994 included only three months of PRN Nevada revenues. Also, an increase of approximately $341,000 is attributable to the PharmaThera Branch acquisition on January 31, 1995. The management services division's revenues increased 47.3% ($363,000), primarily as the result of contracts entered into after June 30, 1994. The remaining increase of $2,433,000 was comprised of (i) the growth in the number of patients serviced by the Company's Texas nursing and pharmacy operations, which had increased revenues of 13.6% ($2,744,000), (ii) an increase in revenues from Virginia nursing and pharmacy operations of 11.7% ($387,000),
(iii) a decrease in revenues in the New Jersey operation of 40.5% ($401,000), and (iv) a
                                       13

decrease in the PRN Nevada nursing operations of 10.4% ($304,000). On a company-wide basis, nursing and related revenues increased 20.7% ($3,873,000) in the six months ended June 30, 1995, compared to the six months ended June 30, 1994. Homemaker revenues increased 16.0% ($895,000) and pharmacy revenues increased 21.7% ($665,000) in the same comparable periods.

DIRECT PATIENT CARE. Costs of direct patient care in the six months ended June 30, 1995 were $20,750,583, an increase of $3,889,315, or 23.1%, over the six months ended June 30, 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such costs were 61.1% in the six months ended June 30, 1995, compared to 59.9% in the six months ended June 30, 1994. The increase in the percentage of direct patient care costs is due primarily to the acquisition of PRN Nevada, which is a provider of nursing services. Such services are more labor intensive than infusion therapy services, which yield higher profit margins, and accounted for a larger percentage of the Company's revenues prior to the acquisition. In addition, this acquisition increased the Company's percentage of revenues from the Medicare program, which produces only a marginal profit. The Company continues to experience close involvement by payors in referring and managing patients. Consequently, there is consistent pressure to evaluate direct patient care costs to ensure continued efficiency in delivery of care. The Company makes extensive use of personnel who are paid on a "per visit" basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the six months ended June 30, 1995, selling, general and administrative expenses were $11,419,766, an increase of $1,397,817, or 14.0%, over the six months ended June 30, 1994. A large portion of the increase ($725,000) relates to the acquisition of PRN Nevada effective April 1, 1994. The six months ended June 30, 1995 included six months of PRN Nevada selling, general and administrative expenses, while the comparable period in 1994 included only three months of such expenses. Additionally, an increase of $223,000 is attributable to the PharmaThera Branch acquisition effective January 31, 1995. Corporate overhead increased by $280,000 in the comparable periods. A decrease of $283,000 is attributable to reductions in HHCC payroll and other expenses which were associated with lower HHCC revenues during the second quarter of 1995 and additional expense reductions in the post merger period. During the six months ended June 30, 1995, selling, general and administrative expenses were reduced by approximately $245,000 resulting from the recovery of certain nonrecurring payroll related costs attributable to prior periods. The remaining increase of $698,000 is primarily due to additional selling, general and administrative expenses incurred by the Company's other operations which coincide with their growth in revenues. As a percentage of revenues, such expenses decreased to 33.6% in the six months ended June 30, 1995 from 35.6% in the same period in 1994. The decrease in percentage is primarily due to increased efficiencies and economies of scale, which is expected to continue as the Company achieves its plan of streamlining operations and reducing costs.

INCOME FROM OPERATIONS. Income from operations was $1,461,317 in the six months ended June 30, 1995, an increase of $439,191, or 43.0%, over the six months ended June 30, 1994. The increase is attributable to growth in the management services division, which had an increase in income from operations of $592,000. Also, income from the Company's Texas operations increased 22%, or $330,000. In the six months ended June 30, 1995, a recovery of certain nonrecurring payroll related costs reduced selling, general and administrative expense by $245,000, thus increasing income from operations. These increases were offset by increased corporate overhead of $332,000 to support the Company's growth, operating losses in the Company's New Jersey operation of $153,000 and the Florida operation of $133,000 for the six months ended June 30, 1995. The New Jersey operation, which was closed in July 1995 at a nominal cost, had operating income of $12,000 for the same period of 1994. The Florida operation had only minimal losses in the second quarter of 1994 in connection with its start-up in April 1994. Emphasis is being placed on improving the operating results in Florida, which start-up operation was expanded through the acquisition of the PharmaThera Branch in early 1995. In the six months ended June 30, 1994, the Company recognized a nonrecurring gain of $128,500 from the sale of a minority interest in its Florida operation. In the six months ended June 30, 1995, the Company incurred transaction costs of approximately $62,000 incurred in connection with the merger with HHCC. The remaining increase of $87,000 relates to the Company's other operations.
                                       14

INTEREST EXPENSE. Interest expense increased $187,443, or 54.8%, to $529,696 in the six months ended June 30, 1995, primarily as a result of interest on debt incurred in connection with the Company's acquisitions and for working capital purposes. A portion of this increase was also attributable to increases in the prime interest rate in 1995 over 1994. The weighted average of the prime interest rate in the six months ended June 30, 1995 was 8.9%, compared to 6.6% in the same period in 1994, which equates to a $119,000 increase in expense for the six months ended June 30, 1995, when applying the percentage increase in average interest rates to interest expense incurred in the same period in 1994.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for the six months ended June 30, 1995 was 33.9% compared to 42.1% for the same period in 1994. Such effective tax rate was substantially lower in 1995 primarily due to a permanent book and tax difference created by a nontaxable recovery of certain nonrecurring payroll related costs in 1995. See also Note 5 to the accompanying condensed financial statements for more detailed information concerning the items causing the difference between the effective tax rate and the statutory tax rate of 34% for these periods and the differences between the two periods.

LIQUIDITY AND CAPITAL RESOURCES. The following table sets forth, for the periods indicated, the level of the Company's cash and cash equivalents (including short-term investments), working capital and its current and debt-to-equity ratios (including the restatement to reflect the merger with HHCC which was accounted for as a pooling of interests):
                                                 LIQUIDITY AND CAPITAL RESOURCES
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
                                                 -------------------------------
                                                     JUNE 30,      DECEMBER 31,
                                                       1995            1994
                                                 --------------    -------------
Cash and cash equivalents ...................        $   773         $ 1,616
Working capital (deficiency) ................        $(4,889)         $3,812
Current ratio ...............................            .74            1.43
Debt-to-equity ratio ........................           2.40            2.42

GENERAL

Cash and cash equivalents at June 30, 1995 decreased by approximately $843,000 from December 31, 1994. Working capital (a deficiency at June 30, 1995) also decreased by approximately $8,701,000 during this period. This decrease results primarily because, at December 31, 1994, the Company's revolving credit facilities with outstanding balances totalling $3,225,000 ($3,025,000 at June 30, 1995) and the New Term Note of $5,450,000 were classified as noncurrent, but were classified as current at June 30, 1995 due to their maturity dates of March 31, 1996 and June 6, 1996, respectively; a change of $8,475,000 in the noncurrent to current classifications between the two balance sheet dates. This change in balance sheet classification is also primarily the reason that the current ratio decreased from 1.43 at December 31, 1994 to .74 at June 30, 1995. Further, accounts receivable, net of reserves, at June 30, 1995 increased by approximately $1,932,000, or 19.7%, from December 31, 1994, due to the Company's growth in revenues and the other matters as set forth below. Additionally, accounts payable and accrued liabilities increased by approximately $439,000 and accrued compensation and benefits increased by approximately $82,000 from December 31, 1994 to June 30, 1995. For the six months ended June 30, 1995, net cash of approximately $293,000 was used for financing activities, while cash of approximately $174,000 was used
                                       15

for operating activities during this period. Also during this period, the Company used cash of approximately $26,000 to acquire property and equipment and approximately $149,000 for other investing activities.


The Company has entered into various debt obligations with the Bank and others, including the former owners of acquired companies, resulting in total outstanding borrowings of $12,183,000 at June 30, 1995. Such total debt amount is exclusive of an obligation to the former owners of PVNS, which is addressed in the discussion below concerning the Company's other commitments. At June 30, 1995, the Company had borrowing availability of $700,000 under its revolving credit facilities with the Bank. The terms and other information regarding such borrowings are described more fully in Note 6 to the accompanying condensed consolidated financial statements.

During the quarter ended June 30, 1995, primarily for the reasons set forth below in the third paragraph under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES, the Company entered into additional borrowings for working capital purposes, including $1,000,000 from the Bank under a new revolving credit facility and $300,000 from the Company's president, which was repaid prior to the end of the quarter. The previously existing revolving credit facilities were also utilized at increased levels during the quarter.

The Company's stockholders' equity at June 30, 1995 was $8,692,815, which increased approximately $621,650 from December 31, 1994, including the effect of the restatement for the merger of HHCC which was accounted for as a pooling of interests. The debt-to-equity ratio remained approximately the same at these dates.

ITEMS  AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The Company's total debt outstanding at June 30, 1995 will require approximately $12,229,000 for principal and interest payments during the twelve months ending June 30, 1996, based on the assumptions that interest rates and the Company's borrowing levels remain constant and such debt is not refinanced with extended maturity dates. The Company also has commitments under employment agreements to various officers and other employees, as well as an obligation to the former owners of PVNS that requires total payments over the twelve months ending June 30, 1996 of approximately $332,000, as more fully described in Note 3 to the accompanying condensed consolidated financial statements. In addition, the Company is committed under various operating leases (primarily office facilities and equipment), for payments totalling approximately $2,525,000 (including month-to-month leases that are expected to be continued or replaced) over the twelve months ending June 30, 1996. Also in connection with the PharmaThera Branch acquisition, as more fully described in Note 3 to the accompanying condensed consolidated financial statements, the Company has remaining obligations to the seller at June 30, 1995 of up to approximately $495,000, payable at various dates through May 15, 1996. As of June 30, 1995 and through this date, the Company had no other significant commitments and no material planned purchases of property and equipment.

Primary sources of liquidity include cash generated from operations, amounts available under the Company's revolving credit facilities with the Bank, and loans from and guarantees of loans by the Company's president and another director (see above and Note 6 in the accompanying condensed consolidated financial statements). At June 30, 1995, (i) approximately $1,440,000 was being withheld by a Medicare intermediary in connection with the determination letters issued for the PVNS June 30, 1990 and 1991 Cost Reports, of which approximately $1,030,000 is expected to be received by the Company within the next thirty days in connection with the completion of the reopening audits of such Cost Reports,
(ii) approximately $850,000 of receivable claims were due from the PRN Nevada Medicaid intermediary that exceed the normal amount of receivables outstanding for this operation (included therein are claims

                                       16

totalling approximately $525,000 on which an informal appeal for payment has been made to the Nevada Medicaid program), (iii) receivables of approximately $650,000 were due from a Medicare intermediary for the PVNS 1993 and 1994 tentative Cost Report settlements and a 1995 lump sum payment, and (iv) approximately $1,300,000 of receivable claims were due from a Texas welfare program that exceed the normal amount of receivables outstanding for this operation. Such amounts totalling approximately $4,240,000 were somewhat offset by excess and accelerated payments of approximately $1,000,000 received by PRN Nevada from Medicare intermediaries for the 1995 cost reporting period, which credits are included in accounts receivable in the accompanying condensed consolidated balance sheet at June 30, 1995. These withheld and delayed receivable collections (net of excess and accelerated payments) were the primary reasons for the need to obtain the additional working capital loans as described above. The Company believes the excess and accelerated payments received from the Medicare intermediaries will be repaid within the next 120 days. In addition to the expected receipt of approximately $1,030,000 on the amount withheld from the Medicare intermediary, the Company expects that it will collect a large portion of the outstanding receivables described above during 1995. However, collection is based on a number of variables and determinations by government programs or their intermediaries which are not completely within the Company's control. Thus, the amounts referred to above could be withheld longer than expected, could continue to be delayed in collection and could be adversely impacted by third-party determinations and accordingly, the additional working capital loan entered into during the second quarter may not be repaid in the time frame expected (by November 1, 1995) and additional borrowings may be required.

Taking into account the Company's commitments and the matters described above, management believes that the Company's existing capital resources and sources of liquidity are sufficient to finance its existing operations during the next twelve months. If cash generated from operations is less than anticipated, or if other currently unforeseen events occur including the outcome of the matters described above, the Company may be required to seek additional financing. Potential sources of additional financing include private or public equity or debt financing or additional bank financing. The Company's credit facilities with the Bank generally prohibit additional borrowings by the Company without the Bank's consent. Although the Company has historically been able to refinance its debt, as needed, there can be no assurance that the Company would be able to obtain additional financing, if required, on acceptable terms.

                                       17
PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        See Exhibit Index on page 20 for location of exhibits required by
        Item 601 of Regulation S-K.

(b)     Reports on Form 8-K

        The Company filed a current report on Form 8-K, dated May 19, 1995, reporting the acquisition of all of the issued and outstanding common stock of Hospital HomeCare Corporation ("HHCC"), in a stock for stock transaction, pursuant to an Agreement and Plan of Reorganization dated May 19, 1995. Financial statements of HHCC and pro forma combined financial information relating to HHCC and the Company was filed in an amendment on August 4, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                   Medical Innovations, Inc.

Date: August 14, 1995                              By  /s/ MARK H. FISHER
                                                       Mark H. Fisher
                                                       President and Chief
                                                       Executive Officer

                                                   By  /s/ DAVID C. HORN
                                                       David C. Horn
                                                       Chief Financial Officer
                                       19

                                  EXHIBIT INDEX

EXHIBIT
  NO.              EXHIBIT DESCRIPTION
-------            -------------------
  11         Computation of Per Share Earnings