Form 10-Q
period 1995-09-30
MEDICAL INNOVATIONS INC /DE/
filed 1995-11-14
CIK 835908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For Quarterly Period Ended September 30, 1995

                                       or

          [ ] Transition Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   for the Transition Period From ____ To ____

                         Commission File Number 0-17787

                            MEDICAL INNOVATIONS, INC.
             (Exact Name of Registrant As Specified In Its Charter)


            DELAWARE                                    76-0280551
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)

            ONE RIVERWAY, SUITE 2300 HOUSTON, TEXAS       77056
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

The number of shares outstanding of the Registrant's common stock as of November 8, 1995 was 15,927,880 shares.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                          PAGE

Part I. Condensed Financial Information

        Item 1.  Financial Statements

                   Consolidated Balance Sheets                               1
                   Consolidated Statements of Income                         2
                   Consolidated Statements of Cash Flows                     3
                   Notes to Unaudited Condensed
                     Consolidated Financial Statements                       5

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      12

Part II.   Other Information                                                18

Signatures                                                                  19

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            September 30,  December 31,
                                                                1995          1994
Assets                                                       (Unaudited)    (Audited)
                                                             -----------   -----------

Current assets:
    Cash and cash equivalents ............................   $   623,126   $ 1,415,294
    Short-term investments ...............................          --         201,000
    Accounts receivable, net .............................    11,810,955     9,830,269
    Inventories ..........................................       255,246       257,360
    Deferred income taxes ................................       723,329       347,047
    Other ................................................       733,101       532,046
                                                             -----------   -----------
            Total current assets .........................    14,145,757    12,583,016

    Property and equipment, net ..........................     2,056,374     1,926,209
    Excess cost over net assets of acquired companies,
        net of amortization of $684,761 and $438,896 .....    12,085,568    12,258,000
    Other, net ...........................................     1,247,142       825,656
                                                             -----------   -----------
            Total assets .................................   $29,534,841   $27,592,881
                                                             ===========   ===========

Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable and other debt .........................   $11,054,091   $ 1,773,798
    Accounts payable and accrued liabilities .............     2,598,982     2,690,836
    Accrued compensation and benefits ....................     2,962,888     2,450,995
    Reserve for government program settlements ...........     1,271,104     1,784,256
    Income taxes payable .................................       916,932        70,773
                                                             -----------   -----------
            Total current liabilities ....................    18,803,997     8,770,658

    Notes payable and other debt .........................       958,331    10,040,016
    Other accrued liabilities ............................       501,302       678,236
    Deferred income taxes ................................        80,430        32,804
                                                             -----------   -----------
            Total liabilities ............................    20,344,060    19,521,714
                                                             -----------   -----------

Stockholders' equity:
    Preferred stock - par value $.01 per share; 3,000,000
       shares authorized, none issued or outstanding .....          --            --
    Common stock - par value $.0075 per share; 75,000,000
       shares authorized, 15,923,873 and 15,828,873 shares
       issued and outstanding ............................       119,429       118,717
    Additional paid-in capital ...........................     7,502,134     7,349,517
    Retained earnings ....................................     1,569,218       602,933
                                                             -----------   -----------
            Total stockholders' equity ...................     9,190,781     8,071,167
                                                             -----------   -----------
    Commitments and contingencies
                                                             -----------   -----------

            Total liabilities and stockholders' equity ...   $29,534,841   $27,592,881
                                                             ===========   ===========

      (See notes to unaudited condensed consolidated financial statements)

                    MEDICAL INNOVATIONS, INC. & SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                            Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                          -------------------------   -------------------------
                                             1995          1994          1995          1994
                                          -----------   -----------   -----------   -----------
Revenues ..............................   $17,925,508   $16,000,410   $51,883,610   $44,163,172

Costs and expenses:
    Direct patient care ...............    10,970,758    10,353,720    31,721,341    27,214,988
    Selling, general and administrative     5,809,681     4,876,275    17,229,447    14,898,224
    Provision for doubtful accounts ...       247,130       216,233       573,566       473,652
                                          -----------   -----------   -----------   -----------
                                           17,027,569    15,446,228    49,524,354    42,586,864
                                          -----------   -----------   -----------   -----------
Income from operations ................       897,939       554,182     2,359,256     1,576,308

Gain on sale of minority interest .....          --            --            --         128,500
Interest expense ......................       307,802       266,972       837,498       609,225

Income before income taxes ............       590,137       287,210     1,521,758     1,095,583
Provision for income taxes ............       239,921       116,231       555,473       456,732

Net income ............................   $   350,216   $   170,979   $   966,285   $   638,851
                                          ===========   ===========   ===========   ===========
Net income per common and common
    equivalent share ..................   $      0.02   $      0.01   $      0.06   $      0.04
                                          ===========   ===========   ===========   ===========
Weighted average common and common
    equivalent shares outstanding .....    17,214,684    17,662,319    16,671,056    17,755,750
                                          ===========   ===========   ===========   ===========

      (See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                        1995            1994
                                                     -----------    -----------
Cash flows from operating activities:
    Net income ....................................  $   966,285    $   638,851
    Noncash adjustments:
         Depreciation and amortization ............      823,221        546,886
         Provision for doubtful accounts ..........      573,566        473,652
         Deferred income taxes ....................     (328,656)         9,790
         Other ....................................         --            7,702

    Changes in operating assets and liabilities,
       net of acquisitions:
         Accounts receivable ......................   (2,554,252)    (3,089,303)
         Income taxes .............................      863,703        155,825
         Other assets .............................       (1,007)      (251,826)
         Accounts payable and  accrued liabilities,
            including compensation and benefits ...      217,201        519,932
         Reserve for government program settlements     (513,152)      (635,924)
         Other liabilities ........................     (265,019)       (59,760)
                                                     -----------    -----------
         Net cash used by operating activities ....     (218,110)    (1,684,175)
                                                     -----------    -----------
Cash flows from investing activities:
    Acquisition of PharmaThera Branch .............      (56,468)          --
    Acquisition of PRN Nevada .....................         --         (907,533)
    Acquisition of STAT ...........................         --         (276,992)
    Acquisition and merger transaction expenses ...      (92,487)       (56,086
    Acquisition of property and equipment, net ....     (164,821)    (1,016,448)
    Other .........................................         --            9,125
                                                     -----------    -----------
         Net cash used by investing activities ....     (313,776)    (2,247,934)
                                                     -----------    -----------

      (See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                        1995           1994
                                                     -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable .................... $    50,438    $ 8,226,082
    Proceeds from demand loan payable to
       related parties .............................     300,000      2,100,000
    Net borrowings on line of credit facilities ....     750,000      1,975,000
    Payments on notes payable and capital lease
       obligations, including related party loans ..  (1,570,558)    (9,611,834)
    Payments on obligation to former owners of PVNS      203,838           --
    Proceeds from exercise of stock options ........       6,000         51,882
    Issuance of stock ..............................        --          (10,270)
                                                     -----------    -----------
         Net cash provided (used) by financing
            activities .............................    (260,282)     2,730,860
                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents    (792,168)    (1,201,249)

Cash and cash equivalents at beginning of period ...   1,415,294      1,982,875
                                                     -----------    -----------
Cash and cash equivalents at end of period ......... $   623,126    $   781,626
                                                     ===========    ===========

Cash paid during the period for:
    Interest ....................................... $   849,675    $   643,642
    Income taxes ...................................      23,791        274,876

Non-cash transactions (not otherwise disclosed):
    Assets acquired under capitalized lease
       obligations .................................     295,772        246,819
    Issuance of stock to acquire minority interest .     143,437           --

      (See notes to unaudited condensed consolidated financial statements)

                    MEDICAL INNOVATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  ORGANIZATION AND BASIS OF PREPARATION:

The condensed consolidated financial statements of Medical Innovations, Inc. and its subsidiaries (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and that the financial statements reflect all elimination entries and adjustments (consisting of only normal recurring adjustments) which are necessary for a fair statement of the operating results for the three and nine months ended September 30, 1995 and 1994. Operating results for these interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

The condensed consolidated financial statements for prior periods have been restated to reflect the merger completed in May 1995 as more fully described in
Note 3. In addition, certain reclassifications have been made to previously reported information to conform to the current period presentation.

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

NOTE 3 - ACQUISITION AND PRO FORMA INFORMATION:

PHYSICIAN'S VISITING NURSE SERVICE

Effective May 1, 1993, the Company purchased all of the outstanding common stock of Physician's Visiting Nurse Service, Inc. ("PVNS") for total consideration of approximately $7,743,000, as adjusted for the settlement described below. In connection therewith, the Company entered into agreements with the former owners resulting in a total obligation of approximately $1,295,000, net of imputed interest at 7-1/2%. This obligation, which is included in accrued liabilities at September 30, 1995 and December 31, 1994, is secured by accounts receivable of the Company and is payable in approximately equal monthly installments through June 1998. Of the remaining obligation of $751,790 at September 30,1995, approx-imately $289,000 is classified as current. Effective November 18, 1994, the Company entered into an
                                        5

agreement with the former owners of PVNS to settle claims for certain acquisition contingencies. In connection with the settlement, the Company received (i) 850,000 shares of its common stock issued to the former owners and escrowed since the acquisition date, which were valued at $1.50 per share, the fair market value at the settlement date, and (ii) a reduction of $275,000 in the principal amount of the PVNS Note (see Note 6), in exchange for the release of all further obligations under an indemnification received by the Company from the former owners for acquisition contingencies. As a result, the Company recorded various reserves for estimated liabilities pertaining to any adjustments from open pre-acquisition Medicare cost reimbursement reports ("Cost Reports") (see also Note 7) and other matters for which the Company received the settlement consideration as set forth above.

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

PRN NEVADA

Effective April 1, 1994, the Company purchased all of the outstanding common stock of PRN Home Health Care, Inc. of Nevada and its affiliated companies (collectively "PRN Nevada"), a provider of skilled homecare services. Total consideration to the seller of approximately $3,600,000, as adjusted (see Note
6), consisted of $1,825,000 in cash, 380,952 restricted shares of the Company's common stock, a note payable to the former owner in the principal amount of $850,000 and a contingent payment estimated to be approx-imately $95,000. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of PRN Nevada are included with those of the Company for periods subsequent to the effective date of the acquisition.

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

HOSPITAL HOMECARE

In May 1995, the Company issued 3,262,473 shares of its common stock in exchange for all of the issued and outstanding common stock of Hospital HomeCare Corporation ("HHCC"), a provider of hospital-based home healthcare management services. Five percent of the shares issued to HHCC have been escrowed to indemnify the Company for certain specified pre-merger contingencies. This transaction was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements have been restated to include the assets, liabilities and results of operations of HHCC, as more fully described below.
                                        6

Prior to the combination, HHCC's fiscal year ended on March 31, which has been changed to conform with that of the Company. HHCC's results of operations for the fiscal year ended March 31, 1995 are combined with the Company for the year ended December 31, 1994. Accordingly, the Company's results of operations for the three months ended March 31, 1995 do not include HHCC. Separate results of operations of the Company and HHCC for the pre-merger interim periods included herein and for the year ended December 31, 1994 are as follows:

REVENUES                                  COMPANY        HHCC         COMBINED
--------                                -----------   -----------    -----------

  Three months ended:
     March 31, 1995 ..................  $15,927,991   $      --      $15,927,991
     September 30, 1994 ..............  $15,728,393   $   272,017    $16,000,410
  Nine months ended September 30, 1994  $43,138,609   $ 1,024,563    $44,163,172
  Year ended December 31, 1994 .......  $59,110,330   $ 1,267,818    $60,378,148

NET INCOME (LOSS)

  Three months ended:
     March 31, 1995 ..................  $   261,391   $      --      $   261,391
     September 30, 1994 ..............  $   201,835   $   (30,856)   $   170,979
  Nine months ended September 30, 1994  $   614,261   $    24,590    $   638,851
  Year ended December 31, 1994 .......  $   804,026   $  (194,220)   $   609,806

Transaction costs of $240,039 (without income tax benefit) were incurred by the Company and HHCC, of which $61,774 were expensed in the three month period ended June 30, 1995. The remaining costs of $178,265 were included in the restated combined net income for the year ended December 31, 1994.

PRO FORMA INFORMATION

The pro forma combined results of operations of the Company and its 1994 and 1995 acquisitions (STAT, PRN Nevada and PharmaThera Branch) and the 1995 merger
(HHCC), after giving effect to certain pro forma adjustments and assuming these acquisitions and the merger had been completed as of the beginning of the respective nine month periods ended September 30, are as follows:

                                                     1995               1994
                                                  -----------        -----------
Revenue ..................................        $52,191,000        $48,040,000
Net income ...............................        $   983,000        $   743,000
Net income per common and
   common equivalent share ...............        $       .06        $       .04

The pro forma information is not necessarily indicative of results which may occur in the future.

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable at September 30, 1995 consist of the following:

Accounts receivable .......................................          $12,692,571
Less allowance for doubtful accounts ......................              881,616
                                                                     -----------
                                                                     $11,810,955
                                                                     ===========
                                        7
NOTE 5 - INCOME TAXES:

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate for the nine month periods ended
September 30:
                                                            1995          1994
                                                           ------        ------
Federal income tax at statutory rate ................        34.0%         34.0%
Nondeductible amortization ..........................         5.3%          5.6%
Recovery of nontaxable payroll related costs ........        (5.5)%         --
Other permanent differences .........................         2.0%           .7%
State taxes .........................................          .7%          1.4%
                                                           ------        ------

Effective tax rate ..................................        36.5%         41.7%
                                                           ======        ======
NOTE 6 -  NOTES PAYABLE AND OTHER DEBT:

Notes payable and other debt at September 30, 1995 consist of the following:

Bank revolving credit facilities ............................      $  4,175,000

Notes payable to Bank .......................................         5,450,000

Term note payable to Bank ...................................           100,000

Notes payable to former owners of PVNS ......................           361,303

Note payable to former owner of PRN Nevada ..................           464,502

Notes payable to former owner of PharmaThera Branch .........           470,419

Notes payable to Bank and others in monthly
   installments totalling approximately $7,040,
   including interest ranging from prime (8.75% at
   September 30,1995) to 11.5%, with various
   maturities through 1998, secured by property
   and equipment ............................................            95,522

Capital lease obligations ...................................           895,676
                                                                   ------------
                                                                     12,012,422
Less current portion ........................................       (11,054,091)
                                                                   ------------
Noncurrent portion ..........................................      $    958,331
                                                                   ============

BANK REVOLVING CREDIT FACILITIES

In December 1994, the Company entered into new revolving credit facilities totalling $3,725,000 with a bank (the "Bank") that mature March 31, 1996. In connection with this refinancing, the then outstanding balances of the credit facilities entered into in March 1994 (total borrowing availability of $2,125,000) and certain other debt were repaid and the Company's borrowing availability was increased. The new credit facilities, which bear interest at prime plus 1/4% (9.0% at September 30, 1995), a decrease from the prior rate of prime plus 1/2%, are secured by all accounts receivable of the Company and are guaranteed by the president and another director of the Company. The new loan agreements covering $2,550,000 of the credit facilities include covenants to maintain certain net worth and a debt to net worth ratio and prohibit certain additional indebtedness and the payment of dividends. At September 30, 1995, the Company was in compliance with such loan covenants.


In May 1995, the Company entered into an additional revolving credit facility with the Bank in the amount of $1,000,000. This new credit facility, which was obtained for working capital purposes, is secured by all accounts receivable of the Company and is guaranteed by the president and another director of the Company. Interest only at the prime rate (8.75% at September 30, 1995) is due monthly through the extended maturity date of April 1, 1996.

NOTES PAYABLE TO BANK

In June 1994, the Company borrowed $5,450,000 from the Bank ("New Term Note") for the purpose of repaying a demand note of $1,650,000 (obtained for working capital purposes in March 1994) and substantially all of the remaining balance on the subordinated note payable as described below. The New Term Note bears interest at prime minus 1% (7.75% at September 30, 1995), payable monthly through maturity of June 6, 1996, and is secured by collateral (marketable securities) pledged to the Bank by the president, another director and a shareholder of the Company (the "Payees"). Prior to the refinancing, this collateral was held by the Bank as security for a loan to the Payees which was used by these individuals to make the above referenced loans to the Company. In October 1995, the Company prepaid principal of $250,000 on the New Term Note.

TERM NOTES PAYABLE TO BANK

In June 1994, the Company also borrowed $2,000,000 from the Bank to fund the $1,825,000 cash portion of the PRN Nevada acquisition and to provide $175,000 for working capital purposes. After scheduled and other payments reduced the principal balance to $400,000, this term note was refinanced in December 1994, resulting in the maturity date being extended to December 31, 1995 (previously May 31, 1995). Monthly principal payments of $33,333, plus interest at prime (8.75% at September 30, 1995), commenced January 31, 1995. The note is secured by the accounts receivable of the Company and the guarantees of the president and another director of the Company. Fees totaling $20,000 were paid to these individuals for providing their guarantees on the note.

NOTES PAYABLE TO FORMER OWNERS OF PVNS

In connection with the acquisition of PVNS in 1993, the Company issued a $1,000,000 note payable to the former owners of PVNS ("PVNS Note"), which is secured by accounts receivable of the Company and is guaranteed by the president of the Company. In January 1994, the Company repaid principal of $306,000 on this note, pursuant to its contractual obligation to apply as debt reduction, a portion of the net proceeds from the Company's offering of common stock in connection with the exercise of various outstanding warrants ("Warrant Offering") completed in December 1993. Also, the principal balance of the PVNS Note was further reduced by $275,000 in November 1994 as a result of the settlement with the former owners of PVNS as more fully described in Note 3. This note reduction was also required to be applied to principal in inverse order of maturity. Scheduled monthly principal payments of $20,833 commenced on August 1, 1994, together with interest at prime, which increased to prime plus 1% (9.75% at September 30, 1995) on June 28, 1995. At September 30, 1995, the
principal balance of the PVNS Note was $106,505.

In November 1994, the Company borrowed $458,636 of previously escrowed cash from the former owners of PVNS for working capital purposes. Interest only was due on this note through February 1, 1995, at which date monthly principal and interest payments commenced in eighteen equal installments with a final payment due on July 1, 1996. The note bore interest at prime through June 30, 1995 and then increased to prime plus 1% (9.75% at September 30, 1995) through maturity. At September 30, 1995, the principal balance of this note was $254,798.


NOTE PAYABLE TO FORMER OWNER OF PRN NEVADA

In connection with the acquisition of PRN Nevada, the Company issued an $850,000 note payable to the former owner of PRN Nevada. The note bears interest at prime (8.75% at September 30, 1995), payable monthly, and is secured by the common stock of PRN Nevada. Monthly principal payments of $23,611 commenced August 1, 1994 and are payable in such amount for thirty-six months. On July 1, 1995, the principal balance of this note was reduced $125,776 by offsetting amounts due from the former owner of PRN Nevada for indemnification of applicable adjustments to PRN Nevada's pre-acquisition Cost Reports through December 31, 1993 (see also Note 7).

NOTES PAYABLE TO FORMER OWNER OF PHARMATHERA BRANCH

In connection with the acquisition of the PharmaThera Branch, the Company issued two notes payable to the former owner of the PharmaThera Branch. The larger note in the amount of $500,000, which is secured by all equipment of the Company's Florida operation, is non-interest bearing and is payable at various dates through May 15, 1996, based on collected revenues of the PharmaThera Branch. This note is subject to reductions of up to $117,500 based primarily on certain performance criteria of the post-acquisition PharmaThera Branch operations. The other note in the amount of $73,956 was paid in six equal monthly principal installments of $12,326 through August 1, 1995.

SUBORDINATED NOTE PAYABLE

In connection with the acquisition of PVNS, the Company issued a $5,500,000 note payable to the Payees. In March 1994, the Company repaid principal of $1,675,000 on this note, pursuant to its contractual obligation to apply as debt reduction a portion of the net proceeds from the Company's Warrant Offering completed in December 1993. On the date of such repayment, the Payees agreed to waive any defaults on the note and a replacement note was issued to the Payees in the amount of $3,802,370, which was repaid in June 1994 as described above.

In connection with making this subordinated loan, the Payees were granted warrants to purchase 100 shares of the Company's preferred stock at $100 per share. As previously described, the collateral (marketable securities) that the Payees pledged to the Bank as security for the New Term Note was, prior to the refinancing, held by the Bank as security for a loan to the Payees which was used by the Payees to make loans to the Company. Thus, the Payees' risk position has not significantly changed and accordingly, the agreement governing the preferred stock warrants has been amended so that the warrants remain outstanding under substantially the same terms, except that the exercisability of the warrants now relates to the New Term Note rather than the subordinated loan. Such warrants are now exercisable only in the event of certain defaults of the Company or the Payees under the New Term Note or the related collateral maintenance agreements with the Bank, or in the event the Bank liquidates the Payees' collateral. The warrants expire when the aggregate outstanding balance of the New Term Note and the PVNS Note is $1,175,000 or less and the Company is not in default under the New Term Note. If the warrants are exercised and the aggregate outstanding balance of the New Term Note and the PVNS Note is $3,625,000 or more, the holders of the preferred stock have the right to elect seven of thirteen Company directors. At all other times after warrant exercise, the holders of the preferred stock have the right to elect three of nine Company directors. If the warrants are exercised, the Company may redeem the preferred stock, at the price of $100 per share, anytime after the outstanding principal balance on the New Term Note and the PVNS Note is less than $1,175,000. At September 30, 1995, the aggregate principal outstanding on the New Term Note and the PVNS Note was $5,556,505.

OTHER

On June 7, 1994, the Company borrowed $500,000 from its president for working capital purposes at prime plus 2%, which was repaid on June 28, 1994. On April 10, 1995, the Company borrowed $300,000 from its president for working capital purposes at prime, which was repaid on May 26, 1995.

NOTE 7 - RESERVE FOR GOVERNMENT PROGRAM SETTLEMENTS:

The Company's Medicare operations are subject to regulations administered by the Health Care Financing Administration. Other government programs served by the Company are also subject to regulations of various state agencies. Amounts reimbursed by the Medicare and other government programs are subject to audit and retroactive adjustment.

As more fully described in Note 3, the Company entered into a settlement in November 1994 with the former owners of PVNS pertaining to various acquisition contingencies including open pre-acquisition Medicare Cost Reports. In connection with this settlement, the Company assumed liability and established a reserve for adjustments to the June 30, 1990, 1991 and 1993 PVNS Medicare Cost Reports. In October 1995, final settlements for these Cost Reports were received from the Medicare intermediary in a total amount less than the reserve established. Certain post-acquisition PVNS Medicare Cost Reports also remain open for examination and a reserve has been established for estimated adjustments thereto.

In connection with the acquisition of PRN Nevada, the Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's pre-acquisition Medicare Cost Reports open for examination. Such Cost Reports through December 31, 1993 have been settled and the amounts due the Company pursuant to the indemnification have been received (see also Note 6). Adjustments to other pre-acquisition Medicare Cost Reports open for examination are expected to be recovered from the above referenced indemnification or applied against the reserve established at the acquisition date. The Medicare Cost Reports for the post-acquisition period are also open for examination and a reserve has been established for estimated adjustments thereto. Also, PRN Nevada is experiencing difficulties in obtaining reimbursement of certain receivable claims from Nevada Medicaid and a reserve has been established for estimated losses that may result therefrom.

Management believes the above referenced PRN Nevada indemnification and the Company's reserve for government program settlements are adequate to cover estimated adjustments to open Medicare Cost Reports and estimated losses from other government program settlements, and that final determinations in connection therewith will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS. The following table presents selected financial information as a percentage of revenues for the periods indicated (including the restatement to reflect the merger with HHCC in May 1995, which was accounted for as a pooling of interests):
                                                 PERCENTAGE OF REVENUES
                                          -------------------------------------
                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                             --------------    --------------
                                             1995     1994     1995      1994
                                             -----    -----    -----    -----
Revenues ...............................     100.0%   100.0%   100.0%   100.0%

Direct patient care ....................      61.2%    64.7%    61.2%    61.6%
Selling, general and administrative ....      32.4%    30.4%    33.2%    33.8%
Provision for doubtful accounts ........       1.4%     1.4%     1.1%     1.1%
                                             -----    -----    -----    -----

Income from operations .................       5.0%     3.5%     4.5%     3.5%

Gain on sale of minority interest ......        --       --       --       .3%
Interest expense .......................       1.7%     1.7%     1.6%     1.4%
                                             -----    -----    -----    -----
Income before taxes ....................       3.3%     1.8%     2.9%     2.4%
Provision for income taxes .............       1.3%      .7%     1.0%     1.0%
                                             -----    -----    -----    -----

Net income .............................       2.0%     1.1%     1.9%     1.4%
                                             =====    =====    =====    =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

REVENUES. Revenues for the third quarter of 1995 were $17,925,508, an increase of $1,925,098, or 12.1%, over revenues of $16,000,410 for the third quarter of 1994. This increase was primarily due to the growth in the Texas nursing and pharmacy operations, where revenue increased by $1,425,000, or 13.5%. Also, the management services division's revenues increased by $377,000, or 97.4%, primarily as the result of contracts entered into after September 30, 1994. Revenues from Virginia nursing and pharmacy operations increased by $618,000, or 36.3%. To a lesser extent, the acquisition of the PharmaThera Branch contributed to the revenue increase in the amount of $221,000. The above increases were somewhat offset by decreases in the PRN Nevada nursing operations of $311,000, or 10.8%, and the New Jersey nursing and pharmacy operations of $362,000, or 89.3%. The New Jersey operation was closed in July 1995. On a company-wide basis, in the third quarter of 1995, pharmacy revenues increased by $786,000, or 56.4%, nursing and related revenues increased by $837,000, or 7.8%, and homemaker services decreased by $54,000, or 1.5%, compared to the same period in 1994.

DIRECT PATIENT CARE. Costs of direct patient care in the third quarter of 1995 were $10,970,758, an increase of $617,038, or 6.0%, over the third quarter of 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such costs were 61.2% in the third quarter of 1995, compared to 64.7% in the third quarter of 1994. The decrease as a percentage of revenues is attributable to several factors, including (i) the increase in management services revenue, which carries no direct patient care cost, (ii) elimination of unprofitable nurse staffing services in one of the Houston,
                                       12

Texas branches, which had a higher than normal direct patient care cost as a percentage of revenues, (iii) reduction in employee injury claims in the self-insured Texas nursing and homemaker operations and (iv) the substantial increase in pharmacy revenues which have a lower direct patient care cost as a percentage of revenues than nursing services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the third quarter of 1995, selling, general and administrative expenses were $5,809,681, an increase of $933,406, or 19.1%, over the third quarter of 1994. A large portion of the increase amounting to approximately $690,000 is attributable to the addition of key management and other administrative personnel in the clinical operating divisions to support the Company's growth. The remaining increase consists primarily of $132,000 associated with the PharmaThera Branch which was acquired on January 31, 1995 and $86,000 due to increased overhead in the management services division to support additional contracts. Corporate overhead increased nominally between the two comparable periods. As a result of the foregoing, such expenses, as a percentage of revenues, increased to 32.4% in the third quarter of 1995, compared to 30.4% in the third quarter of 1994.

INCOME FROM OPERATIONS. Income from operations was $897,939 in the third quarter of 1995, an increase of $343,757, or 62.0%, over the third quarter of 1994. The increase is primarily attributable to management services contracts entered into after September 30, 1994, which increased profitability by $419,000. Additionally, the Company benefited from the closure of its New Jersey operation in July 1995 where losses were reduced by $91,000 in the third quarter of 1995, compared to the same period in 1994. These increases were offset by a revenue decrease of $108,000 in the PRN Nevada nursing operations and losses of $73,000 incurred in the Florida operation which is expected to reach break-even during the fourth quarter of 1995.

INTEREST EXPENSE. Interest expense increased $40,830, or 15.3%, to $307,802 in the third quarter of 1995, compared to $266,972 in the third quarter of 1994, primarily as a result of increases in the prime interest rate charged in 1995 over 1994. The weighted average of the prime interest rate in the third quarter of 1995 was 8.8%, compared to 7.5% during the same period in 1994, which equates to a $46,000 increase in the third quarter of 1995 interest expense when applying the percentage increase in average interest rates to the interest expense incurred in the third quarter of 1994.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

REVENUES. Revenues for the nine months ended September 30, 1995 were $51,883,610, an increase of $7,720,438, or 17.5%, over revenues of $44,163,172 for the same period in 1994. Of this increase, approximately $2,658,000 was due to the acquisition of PRN Nevada effective April 1, 1994. The first nine months of 1995 included nine months of PRN Nevada revenues, while the comparable period in 1994 included only six months of PRN Nevada revenues. Also, an increase of approximately $562,000 is attributable to the Pharma-Thera Branch acquisition on January 31, 1995. The management services division's revenues increased by $740,000, or 64.2%, primarily as the result of contracts entered into after September 30, 1994. The remaining increase of $3,760,000 was comprised of (i) an increase in revenues of $4,170,000, or 13.6%, in the Texas nursing and pharmacy operations, (ii) an increase in revenues from Virginia nursing and pharmacy operations of $1,005,000, or 20.0%, (iii) a decrease in revenues of $763,000, or 54.7%, in the New Jersey operation which was closed in July 1995, and (iv) a decrease in revenues of $615,000, or 10.6%, in the PRN Nevada nursing operations. On a company-wide basis, in the nine months ended September 30, 1995, nursing and related revenues increased by $4,301,000, or 14.3%, homemaker revenues increased by $1,254,000, or 14.5%, and pharmacy revenues increased $1,451,000, or 32.6%, compared to the same period in 1994.

DIRECT PATIENT CARE. Costs of direct patient care in the nine months ended September 30, 1995 were $31,721,341, an increase of $4,506,353, or 16.6%, over the nine months ended September 30, 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such
                                       13

costs were 61.1% in the nine months ended September 30, 1995, compared to 61.6% in the nine months ended September 30, 1994. The decrease is primarily attributable to the increase in management services revenue, which carries no direct patient care cost, and to a lesser extent, the reasons set forth above under DIRECT PATIENT CARE for the three months ended September 30, 1995 and 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the nine months ended September 30, 1995, selling, general and administrative expenses were $17,229,447, an increase of $2,331,223, or 15.7%, over the nine months ended September 30, 1994. A large portion of the increase amounting to approximately $1,500,000 is attributable to the addition of key management and other administrative personnel in the clinical operating divisions and increased corporate overhead (primarily personnel) to support the Company's growth. Also, $725,000 of the increase is associated with the PRN Nevada acquisition, effective April 1, 1994. The nine months ended September 30, 1995 included nine months of PRN Nevada selling, general and administrative expenses, while the comparable period in 1994 included only six months of such expenses. Additionally, an increase of $357,000 is attributable to the PharmaThera Branch which was acquired on January 31, 1995. During the nine months ended September 30, 1995, selling, general and administrative expenses were reduced by approximately $245,000, resulting from the recovery of certain nonrecurring payroll related costs attributable to prior periods. As a percentage of revenues, selling, general and administrative expenses were consistent in the comparable nine month periods ended September 30.

INCOME FROM OPERATIONS. Income from operations was $2,359,256 in the nine months ended September 30, 1995, an increase of $782,948, or 49.7%, over the nine months ended September 30, 1994. The increase is attributable to growth in the management services division, which had an increase in income from operations of $1,023,000. Also, income from the Texas operations increased 13.1%, or $331,000. In the nine months ended September 30, 1995, a recovery of certain nonrecurring payroll related costs reduced selling, general and administrative expense by $245,000, thus increasing income from operations. These increases in the nine months ended September 30, 1995 were offset by increased corporate overhead of $482,000 to support the growth and losses of $172,000 in the Florida operation, which had only nominal losses in the comparable 1994 period. Emphasis has been placed on improving the operating results in Florida and such operation is projected to reach break-even in the fourth quarter of 1995. The New Jersey operation, which was closed in July 1995 at a nominal cost, had operating losses of $172,000 for the nine months ended September 30, 1995, compared to losses of $85,000 for the same period in 1994. In the nine months ended September 30, 1995, the Company incurred transaction costs of approximately $62,000 in connection with the merger with HHCC.

GAIN ON SALE OF MINORITY INTEREST. In the nine months ended September 30, 1994, the Company sold a 20% ownership interest and a 5% net profits interest in its Pensacola, Florida homecare business for cash and a realized pre-tax gain of $128,500.

INTEREST EXPENSE. Interest expense increased $228,273, or 37.5%, to $837,498 in the nine months ended September 30, 1995, primarily due to increases in the prime interest rate in 1995 over 1994. The weighted average of the prime interest rate in the nine months ended September 30, 1995 was 8.9%, compared to 6.8% in the same period in 1994, which equates to a $188,000 increase in expense for the nine months ended September 30, 1995, when applying the percentage increase in average interest rates to interest expense incurred in the same period in 1994. The remainder of the increase results from interest on additional debt incurred in connection with the Company's acquisitions and for working capital purposes.

PROVISION FOR INCOME TAXES. The effective tax rate for the nine months ended September 30, 1995 was 36.5% compared to 41.7% for the same period in 1994. Such effective tax rate was substantially lower in 1995 primarily due to a permanent book and tax difference created by a nontaxable recovery of certain nonrecurring payroll related costs in 1995. See also Note 5 to the accompanying condensed financial statements for more detailed information concerning the items causing the difference between the effective tax rate and the statutory tax rate of 34% for these periods and the differences between the two periods.

                                       14

LIQUIDITY AND CAPITAL RESOURCES. The following table sets forth, for the periods indicated, the level of the Company's cash and cash equivalents (including short-term investments), working capital (deficiency) and its current and debt-to-equity ratios (including the restatement to reflect the merger with HHCC which was accounted for as a pooling of interests):

                                            LIQUIDITY AND CAPITAL RESOURCES
                                              (DOLLAR AMOUNTS IN THOUSANDS)
                                            --------------------------------
                                            SEPTEMBER 30,       DECEMBER 31,
                                                1995               1994
                                              ---------          ---------
Cash and cash equivalents .................   $     623          $   1,616
Working capital (deficiency) ..............   $  (4,658)         $   3,812
Current ratio .............................         .75               1.43
Debt-to-equity ratio ......................        2.21               2.42

GENERAL

Cash and cash equivalents at September 30, 1995 decreased by approximately $993,000 from December 31, 1994. Working capital (a deficiency at September 30,
1995) also decreased by approximately $8,470,000 during this period. This decrease resulted primarily because, at December 31, 1994, the Company's revolving credit facilities with outstanding balances totalling $3,225,000 ($3,175,000 at September 30, 1995) and the New Term Note of $5,450,000 were classified as noncurrent, but were classified as current at September 30, 1995 due to their maturity dates of March 31, 1996 and June 6, 1996, respectively; a change of $8,625,000 in the noncurrent to current classifications between the two balance sheet dates. This change in balance sheet classification is also primarily the reason that the current ratio decreased from 1.43 at December 31, 1994 to .75 at September 30, 1995. See the last paragraph under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES below concerning the refinancing of this Bank debt. Further, accounts receivable, net of reserves, at September 30, 1995 increased by approximately $1,980,000, or 20.1%, from December 31, 1994, due to the Company's growth in revenues and the other matters as set forth below. Additionally, accrued compensation and benefits increased by approximately $512,000, whereas accounts payable and accrued liabilities decreased by approximately $92,000, from December 31, 1994 to September 30, 1995. For the nine months ended September 30, 1995, net cash of approximately $260,000 was used for financing activities, while net cash of approximately $218,000 was used for operating activities during this period. Also during this period, the Company used net cash of approximately $165,000 to acquire property and equipment and approximately $149,000 for other investing activities.

The Company has entered into various debt obligations (including capitalized leases) with the Bank and others, including the former owners of acquired companies, resulting in total outstanding borrowings of approximately $12,012,000 at September 30, 1995. Such total debt amount is exclusive of an obligation to the former owners of PVNS, which is addressed in the discussion below concerning the Company's other commitments. At September 30, 1995, the Company had borrowing availability of $550,000 under its revolving credit facilities with the Bank. The terms and other information regarding such borrowings are described more fully in Note 6 to the accompanying condensed consolidated financial statements.

During the nine months ended September 30, 1995, primarily for the reasons set forth below in the third paragraph under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES, the Company entered into additional borrowings for working capital purposes, including $1,000,000 from the Bank under a new revolving credit facility
                                       15

with an original maturity date of November 1, 1995 (extended to April 1, 1996 in October 1995) and $300,000 from the Company's president, which was repaid prior to the end of the second quarter. The previously existing revolving credit facilities were also utilized at increased levels.


The Company's stockholders' equity at September 30, 1995 was $9,190,781, which increased approximately $1,120,000 from December 31, 1994, including the effect of the restatement for the merger of HHCC which was accounted for as a pooling of interests. The debt-to-equity ratio remained approximately the same at these dates.

ITEMS  AFFECTING LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company's total debt outstanding (including capitalized lease obligations) will require approximately $12,125,000 for principal and interest payments during the twelve months ending September 30, 1996, based on the assumptions that interest rates and the Company's borrowing levels remain constant and such debt is not refinanced with extended maturity dates. The Company also has commitments under employment agreements to various officers and other employees, as well as an obligation to the former owners of PVNS that requires total payments over the twelve months ending September 30, 1996 of approximately $332,000, as more fully described in Note 3 to the accompanying condensed consolidated financial statements. In addition, the Company is committed under various operating leases (primarily office facilities and equipment), for payments totalling approximately $3,230,000 (including month-to-month leases that are expected to be continued or replaced) over the twelve months ending September 30, 1996. As of September 30, 1995 and through this date, the Company had no other significant commitments and no material planned purchases of property and equipment.

Primary sources of liquidity include cash generated from operations, amounts available under the Company's revolving credit facilities with the Bank and loans from and guarantees of loans by the Company's president and another director (see above and Note 6 in the accompanying condensed consolidated financial statements). At September 30, 1995, (i) approximately $1,440,000 was being withheld by a Medicare intermediary in connection with determination letters issued for the PVNS June 30, 1990 and 1991 Cost Reports which had been reopened, (ii) approximately $1,050,000 of receivable claims were due from the Medicaid intermediary for PRN Nevada that exceed the normal amount of receivables outstanding for this operation (included therein are claims totalling approximately $550,000 on which an informal appeal for payment has been made to the Nevada Medicaid program), (iii) approximately $1,250,000 were due from a Medicare intermediary for the PVNS 1994 tentative Cost Report settlement and 1995 lump sum payments, (iv) approximately $1,300,000 of receivable claims were due from a Texas welfare program that exceed the normal amount of receivables outstanding for this operation and (v) a receivable of approximately $600,000 was due under a management services contract which is currently in dispute. Such amounts totalling approximately $5,640,000 were somewhat offset by excess and accelerated payments of approximately $1,700,000 received by PRN Nevada from Medicare intermediaries for the 1995 cost reporting period, which credits are included in accounts receivable in the accompanying condensed consolidated balance sheet at September 30, 1995. These withheld and delayed receivable collections (net of excess and accelerated payments) were the primary reasons for the need to obtain the additional working capital loans and in October 1995, to extend the maturity date of the new $1,000,000 revolving credit facility as described above. A substantial portion of the excess and accelerated payments received by PRN Nevada will be repaid as the Medicare intermediaries withhold future cost reimbursements that would normally be paid to PRN Nevada through the end of 1995. Regarding (i) above, in October 1995, the Company received approximately $1,050,000 of the amount withheld by the Medicare intermediary in connection with the final settlement of the PVNS June 30, 1990 and 1991 Cost Reports. As to (ii) through (iv) above, the Company expects that it will collect a large portion of such outstanding excess receivables, 1994 tentative settlement and 1995 lump sum payments in the fourth quarter of 1995 and the first quarter of 1996.
                                       16

Regarding (v) above, the ultimate amount that will be collected and the timing thereof is not readily determinable. Collection of these receivables is based on a number of variables and determinations by government programs (or their intermediaries) and other parties which are not completely within the Company's control. Thus, the amounts referred to above could be withheld longer than expected, could continue to be delayed in collection and could be adversely impacted by third-party determinations.

Taking into account the commitments and the matters described above, management believes that the Company's existing capital resources and sources of liquidity are sufficient to finance its existing operations during the next twelve months. If cash generated from operations is less than anticipated, or if other currently unforeseen events occur including the outcome of the matters described above, the Company may be required to seek additional financing. Potential sources of additional financing include private or public equity or debt financing or additional bank financing. The Company's credit facilities with the Bank generally prohibit additional borrowings by the Company without the Bank's consent. Although the Company has historically been able to refinance its debt with the Bank, as needed, there can be no assurance thereof or that the Company would be able to obtain additional or alternative financing, if required, on acceptable terms.
                                       17

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index on page 20 for location of exhibits required by Item 601 of Regulation S-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1995.
                                       18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Medical Innovations, Inc.


Date:  November 13, 1995                     By  /s/ MARK H. FISHER
                                                     Mark H. Fisher
                                                     President and Chief
                                                      Executive Officer

                                             By  /s/ DAVID C. HORN
                                                     David C. Horn
                                                     Chief Financial Officer
                                       19

                                  EXHIBIT INDEX


  EXHIBIT
    NO.                        EXHIBIT DESCRIPTION
----------                     -------------------

10.37(a) Renewal Revolving Promissory Note by and between Physician's Visiting Nurse Service, Inc. and Texas Commerce Bank National Association, dated November 1, 1995, and attachments.

   11          Computation of Per Share Earnings