Form 10-K/A
period 1994-12-31
MEDICAL INNOVATIONS INC /DE/
filed 1996-01-02
CIK 835908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1994
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from____to____

                         Commission file number 0-17787

                           MEDICAL INNOVATIONS, INC.
              Exact name of registrant as specified in its charter

              DELAWARE                                     76-0280551
State or other jurisdiction of incorporation  IRS Employer Identification Number

  ONE RIVERWAY, SUITE 2300, HOUSTON, TEXAS                    77056
   Address of principal executive offices                    Zip code

                                 (713) 688-6600
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0075 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,607,700 as of March 24, 1995. Solely for purposes of this computation, market value was determined by the published closing price of $1.40625 of the Registrant's Common Stock on March 24, 1995. The number of shares of Common Stock $.0075 par value, outstanding as of March 24, 1995 was 12,572,400.

Documents Incorporated By Reference -- Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

TABLE OF CONTENTS

MEDICAL INNOVATIONS, INC.
1994 FORM 10-K ANNUAL REPORT

           PART I                                                         PAGE

Item 1.    Business........................................................ 1
Item 2.    Properties...................................................... 9
Item 3.    Legal Proceedings............................................... 9
Item 4.    Submission of Matters to a Vote of Security Holders............. 9

           PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
             Matters....................................................... 10
Item 6.    Selected Financial Data......................................... 11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 12
Item 8.    Financial Statements and Supplementary Data..................... 18
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........................ 18

           PART III

Item 10.   Directors and Executive Officers of the Registrant.............. 19
Item 11.   Executive Compensation.......................................... 19
Item 12.   Security Ownership of Certain Beneficial Owners
             of Management................................................. 19
Item 13.   Certain Relationships and Related Transactions.................. 19

           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K........................................... 20

PART I

ITEM 1.  BUSINESS

A. GENERAL DEVELOPMENT OF THE BUSINESS

Medical Innovations, Inc. (the "Company") is in the business of providing specialized and high-tech home healthcare services, home medical equipment, homemaker services, and intravenous therapies. This full complement of home healthcare services is designed to address the specific needs of patients in a variety of diagnostic groups, including patients receiving treatment for cancer, diabetes, wounds, AIDS and high risk pregnancies. The Company has a staff of full time nursing, homemaker, pharmacy, and therapy personnel and access to carefully screened registries of qualified clinicians, all of whom interact with physicians to implement a customized plan of home healthcare for each patient. Substantially all products used by the Company in its home infusion therapies are prepared in pharmacies owned by the Company.

The Company also is in the business of providing comprehensive home healthcare management services under contractual arrangements with hospitals and other providers. This division was formed in late 1993 and currently has entered into management contracts with eight hospitals and one independent home healthcare provider.

The Company believes that its home healthcare business is part of a growing industry. Pressure to reduce healthcare costs through shorter institutional stays, combined with the escalating price of healthcare, the aging of the American population and an increasing awareness by consumers that quality healthcare can be administered at home, has resulted in rapid growth of the market for home healthcare. Moreover, physicians are increasingly being asked by patients and payors to oversee healthcare services at home, or in other environments which are less costly than hospitalization. The Company offers healthcare services with an environment familiar to the patient, with systems that assist the physician in maintaining control of medical treatment, at a price that the Company believes compares favorably with alternative means of treatment.

The Company was formed in April 1988, under the name Bryce Financial, Inc. ("Bryce"). In May 1989, Bryce acquired two operating companies, Medical Innovations, Inc. ("Medical Texas") and OMNA Corporation ("OMNA") and their respective subsidiary companies. Bryce was reincorporated in the State of Delaware and changed its name to Medical Innovations, Inc. OMNA was merged into Medical Innovations, Inc. in December 1991.

The Company has grown rapidly in 1993 and 1994, due primarily to acquisitions. These acquisitions are described below.

Effective January 1, 1993, the Company acquired substantially all of the operating assets, except cash and accounts receivable, of Preferred Homecare, Inc. and Preferred Pharmacy, Inc. (collectively, "Preferred"). The
Preferred operations consisted of providing home infusion therapy and skilled homecare services in the Houston, Texas area.

Effective May 1, 1993, the Company acquired all of the issued and outstanding shares of common stock of Physician's Visiting Nurse Service, Inc. ("PVNS"). PVNS is a provider of skilled homecare and homemaker services exclusively in the state of Texas.

Effective September 1, 1993, the Company acquired Advance Healthcare, Inc. ("Advance") in a merger pursuant to which Advance was merged into a wholly-owned subsidiary of the Company. Advance, a corporation based in Richmond, Virginia, was a provider of intravenous therapies in the home.

Effective February 11, 1994, the Company acquired certain assets of STAT Specialty Home Health Care, Inc. ("STAT"). STAT's operations, which consisted of skilled homecare services in the Texas Rio Grande Valley, were merged into PVNS.

Effective April 1, 1994, the Company acquired all of the outstanding common stock of PRN Home Health Care, Inc. of Nevada and its affiliated companies (collectively "PRN Nevada"). PRN Nevada, a group of companies based in Las Vegas, Nevada, is a provider of skilled homecare services exclusively in the state of Nevada.

For additional information concerning each of the Company's 1993 and 1994 acquisitions, including the consideration paid therefor, see Note 2 to the accompanying consolidated financial statements.

As of December 31, 1994, the Company provided its services in Texas, Nevada, Virginia, New Jersey and Florida through various operating subsidiaries.

The Company's current strategy is to expand through acquisitions, development of additional complementary healthcare services, increasing the number of patients served in its existing markets, introducing new therapies, and providing management services to other providers of home healthcare. As described above, the Company completed five acquisitions in 1993 and 1994, and formed a management services division in late 1993 that has signed nine contracts to date. Also, in January 1995, the Company expanded its Florida operations through the acquisition of certain assets of PharmaThera, Inc.'s branch operation in Pensacola, Florida ("PharmaThera Branch"), which provided similar home healthcare services as the Company. This operation was merged into the Company's existing Pensacola operations at the acquisition date. The Company is currently in various stages of discussion and negotiation with several companies regarding potential acquisitions or other business combinations. It is not possible at this time to predict whether any of such transactions will actually occur.

B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one industry segment. Information regarding that segment and the products and services within that segment is discussed in Part I, Item
(1)(C) below.

C.  NARRATIVE DESCRIPTION OF BUSINESS

SERVICES PROVIDED

The Company provides services through teams of clinicians, including homemakers, home health aides, licensed practical nurses, licensed registered nurses, registered pharmacists, physical therapists, occupational therapists, speech therapists, and medical social workers. In most of the Company's operations, its clinicians form tightly knit interdisciplinary teams, each of which provides home healthcare to patients in a narrowly defined geographic area. In connection with the administration of home infusion therapies, the Company's pharmacies prepare the necessary pharmaceuticals, such as nutritional solutions, antineoplastic chemotherapy agents, antibiotics and other medications. The Company believes that the multiplicity of its services is unique in the industry because many other home healthcare providers administer services which are more narrowly defined.

The Company has established written policies and procedures prescribing standards for patient care and has established an internal quality assurance program including chart audits, pharmacy surveys, patient interviews and customer questionnaires. The Company conducts clinical and operational audits of each facility on a periodic basis to assure compliance with these standards. All facility staff actively participate with the corporate staff in the quality assurance program.

To assist in maintaining high standards for quality care, the Company has established medical advisory boards comprised of prominent physicians that provide advice on specific medical issues. The Company also consults from time to time with medical specialists on clinical procedures and new therapies. In addition, the Company has sought and obtained accreditation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in a number of its operations. The Company's healthcare specialists and home nursing staff must meet rigid experience and training criteria. In accordance with state and federal regulations, each member of such staff is tested and certified at time of employment, prior to providing patient care.

         NURSING SERVICES. The Company offers a full line of intermittent and extended services for both infusion and general nursing needs of patients. The Company maintains an extensive registry of carefully screened staff, including registered nurses, licensed vocational nurses, and certified home health aides. Skilled nursing services include the following: (i) administering injections;
(ii) changing dressings and other care for wounds, incisions and stomas; (iii) monitoring vital signs; (iv) catheter care; (v) drawing lab samples; (vi) administering enteral nutrition therapy; and (vii) patient education. Infusion nursing services include attended infusion drug administrations, catheter placements and blood transfusions.

         PERSONAL ASSISTANCE. Homemakers provide hourly or round-the-clock assistance with bathing, hygiene tasks, bed linen changes and general tidying of the patient's living area and other personal care needs.

         PHYSICAL THERAPY. Physical therapists provide structured therapies for the patient's improved ambulation, use of equipment, prostheses training, therapies for the patient's increased bed mobility and prescribed exercise programs.

         OCCUPATIONAL THERAPY. Occupational therapists provide structured therapies for patient's improved upper body mobility, training in home and bath activities and equipment, and increased independence in patient's activities for daily living.

         SPEECH THERAPY. Speech therapists provide structured therapies for the patient's increased communication skills and improved swallowing techniques following a trauma.

         MEDICAL SOCIAL SERVICES. Company employees counsel patients to alleviate stresses encountered during illnesses by providing needed information and support.

         EQUIPMENT AND ENTERAL THERAPY. Durable medical equipment and medical supplies that are needed to complete therapy in the home are coordinated by nurse managers and patient service representatives. Infusion pumps and supplies are stocked, maintained and dispensed according to industry standards in the Company's in-house pharmacies. Patients receive comprehensive training and counseling on all medical supplies provided as part of their therapies.

         SPECIALIZED HOME HEALTHCARE PROGRAMS. The Company develops special programs to address specific needs of patient diagnostic groups, managed care companies and physicians as an effective way to reduce healthcare costs and ensure quality patient care.

         FACILITY STAFFING. The Company currently engages in nurse staffing services in New Jersey, Virginia and Nevada.

         MANAGEMENT SERVICES. The Company provides comprehensive management services for start-up and in-place hospital-based home healthcare agencies and other independent home healthcare providers.

REIMBURSEMENT FOR SERVICES

Patients, or their insurers or other third-party payors, if applicable, are billed directly by the Company for products and services provided. Nursing services are generally billed at a specified rate per visit or per hour and pharmaceuticals are priced based on "per diem" rates or on an item-by-item basis.

Virtually all of the Company's revenue is attributable to amounts from third-party payors. Like other medical service providers, the Company is subject to lengthy collection periods as a result of third-party payment procedures. Consequently, management of accounts receivable through effective billing and reimbursement procedures is critical to the Company's financial success.

Before a patient begins home healthcare, reimbursement specialists contact the patient's third-party payor to determine eligibility for and the extent of insurance coverage. The billing and reimbursement process involves the collection, review and approval of a significant number of required documents. Certain payors such as Medicare, Medicaid, and some managed care plans require very specific procedures and documentation prior to providing reimbursement. The Company's reimbursement specialists work closely with third-party payors and are directly responsible for assessing patient coverage, ensuring the adequacy of documentation, submitting the documentation and claims to the third-party payors, and expediting payment. The Company accepts assignments of insurance benefits from the patient and, in most instances, the third-party payors reimburse the Company directly.

Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, as well as through Medicare, Medicaid, and other government programs. Including the acquisitions completed in 1994, the Company's payor mix is currently approximately 55% Medicare, 6% Medicaid, 20% other government programs, and 19% private insurance and private pay. Private healthcare insurance typically reimburses a higher amount for a given therapy and provides a broader range of benefits than Medicare and most other government programs. In addition, reimbursement from government payors is subject to examination and retroactive adjustment after reimbursement. From time to time the Company enters into negotiated pricing arrangements with third parties, including Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs). The Company anticipates that it will continue to enter into such pricing arrangements to the extent such arrangements do not affect the Company's ability to obtain adequate reimbursement for services provided. The Company has not had a material amount of claims questioned or refused by insurance companies or a material amount of reimbursement by government payors adjusted downward upon final settlement. See also Note 7 to accompanying consolidated financial statements.

Even though the Clinton administration's proposed healthcare reform was not enacted, the federal government continues to focus on the reduction of healthcare costs. The scope of any healthcare reform, whether at the federal or state level, is uncertain. The profitability of the Company could be adversely affected by any new government regulation limiting the levels of reimbursement and by the continuing efforts of governmental and private payors to independently reduce costs by lowering reimbursement rates, increasing medical review of bills for services, and negotiating for reduced contract rates.

Currently, Medicare reimbursement for home healthcare nursing services and supplies are under a cost-based model that does not encourage efficiency or cost effectiveness. Within the next five years, however, the Company believes it is likely that some form of a prospective reimbursement system will be in place that will provide an incentive for home healthcare companies to reduce costs while maintaining quality in their services. The Company has been and will continue to focus on reducing its costs and developing superior patient outcomes in anticipation of such change.


The Company is compensated on a fee basis, usually per patient visit, under its management service contracts with hospitals and other home healthcare providers.

PROGRAM EDUCATION AND PATIENT BASE EXPANSION

Expanding the base of healthcare services to patients is highly dependent upon the professional reputation of the service provider and its ability to respond to client demands at competitive prices. Since patients are obtained primarily through referrals from physicians and case managers, the Company emphasizes establishing and maintaining professional relationships with referral sources in the areas that the Company does business.

The Company maintains a program education staff which contacts physicians, third party payors and other referral sources in person and by telephone, explaining the Company's comprehensive home healthcare program. Typically, a source will make initial referrals to the Company on a trial basis after it becomes familiar with the scope and quality of the Company's patient care services. To obtain referrals, the Company emphasizes high quality, reliability of service to the patient, and its geographic coverage area, plus detailed reporting and consultation with referral sources. The Company does not compensate referring physicians in exchange for their referrals.

The Company provides information about its services to a wide range of patient referral sources, such as physicians, medical groups, hospital discharge planners, prepaid health plans, nursing agencies, and case managers. An important element of the Company's expansion is to provide information to referral sources concerning the availability of home infusion care and the cost-saving advantages of home therapy. The Company may also assist referral sources in establishing procedures for the identification of candidates for whom home healthcare may be appropriate. Primarily due to escalating pressures to contain healthcare costs, third-party payors are participating to a greater extent in decisions regarding healthcare alternatives and, consequently, are becoming more important in the referral process. The Company endeavors to ensure that its services and products are provided in a manner and at a price which enables patients to utilize third-party reimbursement through insurance and non-governmental subsidies.

The Company from time to time may enter into contractual and other arrangements with medical professionals, institutions and third-party payors, which may include arrangements with prepaid health plans, under which the Company agrees to provide services to members of the organization at negotiated prices.

SUPPLIERS

The Company purchases all pharmaceuticals and other materials and buys or rents equipment required in connection with the Company's business from a large number of suppliers. The Company has not experienced, and does not anticipate that it will experience, difficulty in purchasing such materials or renting such equipment. In the event that its current suppliers cease to sell materials or rent equipment to the Company, the Company believes that alternate sources can readily be located to adequately meet its needs at comparable prices.

FUTURE EXPANSION

Company management plans to continue its growth and expansion in a number of ways. Such plans include (i) additional acquisitions of other home healthcare businesses; (ii) expansion of its existing operations through new product lines and services, venture arrangements with other providers and management service contracts; and (iii) further emphasis on expanding the number of contractual agreements to provide management services to hospitals and other providers. It is anticipated that the consummation of any acquisition would result in the issuance of the Company's capital stock, the incurrence or assumption of additional indebtedness, the payment of available cash, or a combination thereof. As previously stated, the Company is currently in various stages of discussion and negotiation with several companies concerning possible acquisitions; however, the likelihood of consummating such transactions is not determinable at this time.

SEASONALITY

Company revenues have not historically been seasonal in nature.

DEPENDENCE ON CUSTOMERS

As a result of the Company's existing bases of clients and referral sources, the Company is not dependent on any single customer or group of customers. Notwithstanding the foregoing, a large portion of the Company's revenues are derived from government programs as further discussed above in Note 3 to the accompanying consolidated financial statements.

BACKLOG

Since the Company primarily is in the healthcare service business, backlog is not meaningful.

ENVIRONMENT LIABILITY

Due to the nature of the Company's business, and because it does not own or lease any real property (other than office facilities), Company management believes that the Company has no potential material environmental liabilities.

RESEARCH AND DEVELOPMENT

Although the Company has not spent material amounts on research and development activities, it has formed a research and development group whose emphasis is to develop diagnosis specific programs to enhance the Company's position in the home healthcare services arena. Such programs consist of the employment of clinical and support personnel resources, as well as the necessary materials and testing at selected Company locations, and also the presentation of such programs through seminars and other educational forums. The programs also include a patient outcomes tracking system, which is designed to provide tangible evidence of the Company's superior quality of care.

COMPETITION

The home healthcare business is highly fragmented, with a large number of small providers serving local markets and a smaller number of larger regional and national providers. The Company competes with a large number of companies and programs in most areas in which it provides services and products. These competitors include major national and regional companies, hospital-based programs, physician groups and nursing agencies. Company management believes that the principal competitive factors in obtaining contracts with hospitals are a reputation for quality service, a range of services, experience and price.

The competitive factors most important to attracting referral sources and patients for the Company's home nursing and its other services and products are name recognition in the marketplace, reputation for quality of service, geographic area covered, and price.


The Company's competitors in the home infusion business include a large number of home healthcare providers of various sizes that offer intravenous therapy as their only home healthcare product and service. The development of alternative means of treating infections or administering nutrition which do not involve infusion therapy also could adversely affect the Company's home infusion business. The Company competes in this market based upon a number of factors, including quality of care and service, the ability to service the geographic area, the ability to develop and maintain relationships with referral sources, and price.

Competition for the Company's management services division is currently relatively limited as compared to its other services and products, but could increase as other companies with home healthcare expertise enter this market. In addition, the hospitals and other providers that are customers, or potential customers, of the Company's management services may decide to perform such management internally.

GOVERNMENT REGULATION

STATE REGULATION. Healthcare services are subject to substantial regulation by the various states in which the Company conducts its business. In particular, the Company's facilities are subject to state laws governing pharmacies, home health agencies, nursing services, health planning and professional ethics. The United States Food and Drug Administration and Drug Enforcement Agency also require each facility containing a pharmacy to be registered to dispense controlled substances. These regulations impose substantive standards on the level of home healthcare provided, as well as licensing and record keeping requirements. Such licenses generally require annual renewal. The state governmental bodies that presently regulate the Company are the state departments of health, the state boards of pharmacy and the state departments of public safety. Additionally, the Company's nurses and pharmacists are licensed by respective state agencies. The failure of a facility to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect continued expansion of the Company and could prevent such facility from offering its existing services to patients.

Some of the states in which the Company operates have laws that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers and referral sources that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. The Company believes that it currently has no relationship which would be considered to be in violation of these statutes in any material respects and intends to structure referral arrangements, if any, with healthcare providers in compliance with the relevant state statutes.

FEDERAL REGULATION. The Company has Medicare-certified home healthcare agencies in Texas, Virginia and Nevada. The Health Care Financing Administration of the Department of Health and Human Services regulates, through its selected intermediaries and administrators, certain controls and standards applicable to the provision of services and reimbursement of those services to Medicare patients. The business of the Company may be impacted by changes in these regulations. In addition, the Company is subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws which, among other things, include the disposal, transportation, and handling of hazardous and infectious wastes. None of these laws and regulations have had a material adverse effect on the Company's business or competitive position or required material capital expenditures on the part of the Company.

The Company is also subject to Section 112B(b) of the Social Security Act (commonly known as the Federal Illegal Remuneration Law), which prohibits certain actions and practices deemed by Congress to be fraudulent or abusive in nature. In particular, the Federal Illegal Remuneration Law prohibits financial arrangements between providers of healthcare services to government healthcare program (including Medicare and Medicaid) beneficiaries, such as the Company, and potential referral sources, such as physicians, that are designed to induce patient referrals to the providers. The Federal Illegal Remuneration Law contains both civil and criminal sanctions. The prohibitions contained in this statute have been broadly construed by federal cases and administrative agencies charged with enforcement of the statute and apply to any type of financial transaction between providers of healthcare services to Medicare and Medicaid beneficiaries and referral sources. The Company believes that it currently has no financial relationship which would be considered to be in violation of the Federal Illegal Remuneration Law in any material respects.

In addition to the Federal Illegal Remuneration Law, Section 1877 of the Social Security Act (commonly known as the Stark Law) imposes certain restrictions upon referring physicians and providers of certain designated health services under the Medicare and Medicaid programs. Subject to certain exceptions, the Stark Law provides that if a physician (or a family member of a physician) has a financial relationship with an entity, (i) the physician may not make a referral to the entity for the furnishing of designated health services reimbursable under the Medicare and Medicaid programs, and (ii) the entity may not bill for designated health services furnished pursuant to a prohibited referral. Entities and physicians committing an act in violation of the Stark Law are subject to civil money penalties and exclusion from the Medicare and Medicaid programs. The designated health services include home health services, outpatient prescription drugs, durable medical equipment, and other services furnished through the Company's facilities. Financial relationships subject to the Stark Law are defined to include compensation arrangements, as well as investment interests such as that held by investors in the Company. Thus, physicians who invest in the Company, or have family members who invest in the Company, will be prohibited from referring Medicare and Medicaid patients to facilities owned by the Company. The Company intends to monitor interests held by physicians or family members of physicians and comply with the referral prohibitions, as well as structure all compensation arrangements with physicians, if any, in compliance with the requirements of the Stark Law.

The Company believes that it is in material compliance with all applicable laws and regulations. The Company is unable to accurately predict what additional legislation, if any, may be enacted in the future relating to the Company's business or the healthcare industry, including third-party reimbursement, or what effect any such legislation may have on the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has had no foreign or export sales during the three year period ended December 31, 1994.

EMPLOYEES

The Company employs approximately 670 full-time executive, administrative, program education, technical and healthcare employees. The Company utilizes, on a part-time, hourly or per visit basis, nurses, nurse aides and attendants. The Company maintains registries of over 3,500 nurses, nurse aides and attendants in Texas, Virginia, New Jersey, Nevada and Florida. To date, the Company has not experienced any shortages in the availability of qualified nursing or other professionals.

ITEM 2.  PROPERTIES

The Company currently leases approximately 8,600 square feet of space in Houston, Texas for its corporate offices. The Company also leases office space for all of its other operations, including two locations in New Jersey, three locations in Virginia, one location in Florida, four locations in Nevada, and approximately forty locations in Texas. These other facilities range in size from approximately 500 square feet to approximately 15,000 square feet, with the average size being approximately 2,400 square feet. Company management believes that such facilities are generally adequate and suitable for its current operating activities; however, certain existing offices may need to be expanded and additional facilities may be required to accommodate the Company's anticipated growth. The Company does not, nor does it plan to, own any real property.

Aggregate monthly rent for the Company's facilities was approximately $122,500 as of December 31, 1994.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1994 Annual Meeting of Stockholders of the Company was held on December 5, 1994. At such meeting, the stockholders elected five members of the Company's Board of Directors, which constituted the entire Board of Directors, including each of Mark H. Fisher, Thomas J. Kaled, Luis T. Campos, M.D., Harvey R. Houck, Jr. and Philip A. Tuttle. In addition, the stockholders approved the adoption of the Company's 1993 Employee Stock Option Plan and authorized an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of the Company's common stock from 26,666,667 to 75,000,000. The results of the vote for the election of directors was as follows: Mark H. Fisher, 9,380,286 for and 8,600 authority withheld; Thomas J. Kaled, 9,380,286 for and 8,600 authority withheld; Luis T. Campos, M.D., 9,380,286 for and 8,600 authority withheld; Harvey R. Houck, Jr., 9,380,286 for and 8,600 authority withheld; and Philip A. Tuttle, 9,380,286 for and 8,600 authority withheld. In the vote on the Company's 1993 Employee Stock Option Plan, 6,602,562 votes were cast for approval, 357,713 votes were cast against or were withheld, there were 60,865 abstentions and 2,367,746 broker nonvotes. In the vote on authorization of the amendment to the Company's Certificate of Incorporation, 8,851,531 votes were cast for authorization, 437,519 votes were cast against or were withheld, and there were 99,836 abstentions.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol MIXX.

As of March 24, 1995, the Company had 266 holders of record for its common stock. The Company estimates that there were approximately 1,800 beneficial owners of the common stock as of March 24, 1995.

On November 2, 1993, the Company called for redemption its publicly-traded Class A and Class B Warrants. As a result, as of December 3, 1993, the Class A and Class B Warrants ceased to exist and were no longer traded.

The following table sets forth the quarterly high and low sales prices for the Company's common stock, Class A Warrants and Class B Warrants.

                                                                        CLASS A                 CLASS B
                                           COMMON  STOCK                WARRANTS               WARRANTS
                                                MIXX                     MIXXW                   MIXXZ
                                          ----------------         ---------------        -----------------
                                          HIGH         LOW         HIGH        LOW        HIGH          LOW
                                          ----         ---         ----        ---        ----          ---
FISCAL YEAR ENDED DECEMBER 31, 1993
First Quarter                             1-3/4        1/2         3/8          3/32      1/32          1/32
Second Quarter                            1-13/16      1-5/16      3/8          3/16      5/32          1/16
Third Quarter                             2-9/16       1-1/2       13/16        9/32      7/16          5/32
Fourth Quarter                            2-3/4        1-13/16     1-1/16*      5/16*     9/16*         1/32*

FISCAL YEAR ENDED DECEMBER 31, 1994

First Quarter                             2-1/2        1-11/16     N/A          N/A       N/A           N/A
Second Quarter                            2-3/16       1-3/4       N/A          N/A       N/A           N/A
Third Quarter                             2-11/32      1-9/16      N/A          N/A       N/A           N/A
Fourth Quarter                            1-11/16      1-3/8       N/A          N/A       N/A           N/A

*Through December 3, 1993


The listed quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings to finance the expansion of its business and, therefore, does not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by the Company's lenders under its financing arrangements. The Company's current credit facilities prohibit the payment of dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA


The following selected statement of operations and balance sheet data have been derived from the Company's consolidated financial statements. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             SELECTED FINANCIAL DATA
                   IN THOUSANDS (EXCEPT PER SHARE INFORMATION)

                                                                           OPERATIONS DATA
                                           -------------------------------------------------------------------------
YEAR ENDED DECEMBER 31:                         1994(1)           1993(2)           1992           1991            1990
                                                ----            ----            ----           ----            ----

REVENUES                                      $59,110 (3)       $33,483         $9,043          $8,573         $8,378

INCOME (LOSS) FROM OPERATIONS                   1,981 (4)         1,735 (4,5)     (381)            222            389

NET INCOME (LOSS)                                 804 (6)           846           (313)             72            197

NET INCOME (LOSS) PER
   COMMON SHARE                                  0.06              0.07          (0.04)           0.01           0.03

                                                                         BALANCE SHEET DATA
                                           ------------------------------------------------------------------------

AS OF DECEMBER 31:                             1994            1993           1992             1991          1990
                                               ----            ----           ----             ----          ----

TOTAL ASSETS                                  $27,241         $20,457         $3,977          $3,157         $3,097


WORKING CAPITAL                                 3,807           1,908          2,026             353            840

LONG-TERM DEBT                                 10,023           4,250            669             --             500

STOCKHOLDERS' EQUITY                            8,003           7,623          1,845            878             747


(1) Includes approximately eleven months of results from STAT which was acquired effective February 11, 1994, and nine months of results from PRN Nevada which was acquired effective April 1, 1994.

(2) Includes a full year of results of Preferred which was acquired effective January 1, 1993, eight months of results from PVNS which was acquired effective May 1, 1993, and four months of results of Advance which was acquired effective September 1, 1993.

(3) Includes an increase of approximately $533,000 relating to PVNS prior year Medicare Cost Reports. See Note 7 to Consolidated Financial Statements.

(4) Includes payroll tax penalties and employee injury costs of $151,000 in 1993 and $134,000 in 1994 which were recovered in 1994 pursuant to the PVNS settlement. See Note 2 to Consolidated Financial Statements.

(5) Includes a pre-tax charge of $26,000 related principally to the exchange of amounts due from a related party in return for that party's release from a future compensation arrangement. See Note 12 to Consolidated Financial Statements.

(6) Includes a pre-tax gain of $128,500 from sale of a minority interest in the Company's Pensacola, Florida operation. See Note 14 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents selected financial information for the periods indicated as a percentage of revenues and sets forth the percentage dollar increase (decrease) of such items from period to period.

                                                                                           PERCENTAGE CHANGE
                                                                                            FROM PRIOR YEAR
                                                                                         YEAR ENDED DECEMBER 31,
                                               PERCENTAGE OF REVENUES                 --------------------------
                                                YEAR ENDED DECEMBER 31,               1994 VS.          1993 VS.
                                              -----------------------------
                                          1994        1993         1992                  1993             1992
                                          ----        ----         ----               ----------        ------

REVENUES                              100.0%        100.0%       100.0%              76.5%            270.3%

DIRECT PATIENT CARE                    63.9%         63.9%        60.9%              76.3%            288.9%
SELLING, GENERAL & ADMINISTRATIVE      31.3%         29.0%        38.2%              90.3%            181.1%
PROVISION FOR DOUBTFUL ACCOUNTS         1.4%         1.9%          5.1%              43.4%             34.4%
                                     -------      --------       ------

INCOME (LOSS) FROM OPERATIONS           3.4%          5.2%       (4.2)%              14.2%              N/A
GAIN ON SALE OF MINORITY INTEREST        .2%           --          --               100.0%              N/A
INTEREST EXPENSE                        1.5%          1.3%        1.1%              107.1%            346.0%
                                     -------         ------      ------

INCOME (LOSS) BEFORE TAXES              2.1%          3.9%       (5.3)%             (5.7)%              N/A
INCOME TAX PROVISION (BENEFIT)           .7%          1.4%       (1.8)%             (7.0)%              N/A
                                    --------         ------      ------

NET INCOME (LOSS)                       1.4%           2.5%      (3.5)%             (4.9)%              N/A
                                     =======         ======      ======

1994 COMPARED TO 1993

REVENUES. Revenues for 1994 were $59,110,330, an increase of $25,627,826, or 76.5%, compared to 1993 revenues of $33,482,504. Of this increase, approximately $8,350,000 was due to the effect of the PVNS acquisition effective May 1, 1993. A full year of PVNS revenues was included in 1994, while 1993 included only eight months. Another $8,411,000 of the 1994 revenue increase was due to the acquisition of PRN Nevada effective April 1, 1994. Additionally, the acquisitions of Advance and STAT (effective September 1, 1993 and February 11, 1994, respectively) had an increasing effect on revenues of approximately $1,700,000. The remaining 1994 increase in revenues of approximately $7,167,000 was due primarily to the growth in the number of patients served by the Company's nursing operations in Texas which, combined with infusion operations, grew approximately 26% ($6,610,000), and the growth of infusion and nursing business in Virginia, which increased approximately 17% ($858,000) compared to 1993. The growth in Texas and Virginia was somewhat offset by a decrease of 22% ($545,000) in revenues of the New Jersey operations. On a company-wide basis, nursing revenues increased 100% ($20,466,000) in 1994 compared to 1993. Homemaker services revenue increased 83% ($5,385,000) in 1994 over 1993. These increases were somewhat offset by a decrease in pharmacy revenues of 7% ($438,000), due partially to a decrease in volume and lower reimbursement rates. The Company's revenues have been affected by changes in reimbursement policies and rates of various third party payors; however, it is impossible to determine the exact magnitude thereof.

DIRECT PATIENT CARE. Costs of direct patient care in 1994 were $37,749,829, an increase of $16,337,995, or 76.3%, over 1993 direct patient care costs of $21,411,834, resulting primarily from the corresponding increase in revenues from patient volume described above. As a percentage of revenues, such costs were 63.9% of revenues in 1994 and 1993. The Company continues to experience close involvement by payors in referring and managing patients. There is continuing pressure to evaluate direct patient care expenses to enhance efficiency in the delivery of care. The Company makes extensive use of personnel who are paid on a "per patient visit" basis. This enables adjustments of personnel costs to be made in response to changes in reimbursement and volume without being burdened with a large full-time staff.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In 1994, selling, general and administrative expenses were $18,487,214, an increase of $8,773,610, or 90.3%, over such expenses of $9,713,604 in 1993. The increase was due primarily to the acquisitions of PVNS and PRN Nevada, expansion of operations in Virginia and Texas, and increased corporate overhead costs to support the Company's growth. As a percentage of revenues, such costs increased to 31.3% in 1994 compared to 29.0% in 1993. The percentage increase was attributable to the need for the Company to expand its management resources for anticipated continuing growth which has not yet been offset by a corresponding growth in revenues. Corporate overhead increased by approximately $1,081,000, or 52%, in 1994 over such costs totalling approximately $2,086,000 in 1993. Also, amortization of excess costs over net assets of acquired companies increased to approximately $306,000 in 1994 as compared to approximately $133,000 in 1993, an increase of $173,000, or 129%, due to the increase in excess cost over net assets of acquired companies from various acquisitions in 1993 and 1994. Selling, general and administrative expenses were reduced by $285,000 in 1994, pursuant to the PVNS settlement, for the recovery of costs of which $134,000 and $151,000 were previously charged against 1994 and 1993 income, respectively. See also Note 2 to the accompanying consolidated financial statements.

PROVISION FOR DOUBTFUL ACCOUNTS. Although the provision for doubtful accounts of $892,611 in 1994 increased $270,075 over the 1993 provision of $622,536, as a percentage of revenues such provision decreased to 1.4% in 1994, compared to 1.9% in 1993, primarily as the result of a change in the Company's payor mix. The Company's revenues from government programs, including Medicare and Medicaid, increased from 71% in 1993 to 81% in 1994, primarily because of the acquisitions of PVNS and PRN Nevada, whose revenues from government programs represent a proportionately higher percentage of total revenues. For the most part, a contractual allowance is recognized directly against revenues from government programs as compared to a provision for doubtful accounts for other payors.

INCOME FROM OPERATIONS. Income from operations was $1,980,676 in 1994, a 14.2% increase over income from operations of $1,734,530 for 1993. However, as a percentage of revenues, income from operations decreased to 3.4% in 1994 as compared to 5.2% for 1993. This percentage decrease is primarily attributable to lower margins resulting from the change in the Company's service and payor mix as described above, reduced profitability of the Houston, Texas and New Jersey operations, losses in the Florida start-up operation, and increased corporate overhead costs to support the Company's growth. Various operational changes continue to be implemented in the Houston, Texas and New Jersey, as well as the Virginia operations to achieve increased profitability, which should be reflected in the Company's operating results in 1995. Also, the Company expects that the acquisition of the PharmaThera Branch which was completed in early 1995 should result in the Florida operation being profitable in 1995. The Company's management division, which was formed in late 1993, contributed income of approximately $190,000, all in the last six months of the year. Further, in 1994, income of $479,000 was recognized in connection with changes in estimates of the reserve for government program settlements. This amount consisted of (i) income of $200,000 as a result of final settlement of the PVNS June 30, 1992 Cost Report, (ii) income of $333,000 related to favorable revisions in proposed audit adjustments and reopenings of the PVNS Cost Reports for the years ended June 30, 1990 and 1991, and (iii) expense of $54,000 related to post-acquisition Cost Reports.
See also Note 7 to the accompanying consolidated financial statements.

GAIN ON SALE OF MINORITY INTEREST. In the second quarter of 1994, the Company sold a 20% ownership interest and a 5% net profits interest in its then existing Pensacola, Florida home healthcare business for cash, and realized a pre-tax gain of $128,500, as more fully described in Note 14 to the accompanying financial statements.


INTEREST EXPENSE. Interest expense increased $449,305, or 107.1%, to $868,680 in 1994, compared to $419,375 in 1993, primarily as a result of interest on debt incurred in connection with the PVNS and PRN Nevada acquisitions and for working capital purposes to fund the Company's operations and growth, including the post acquisition operations of PVNS and PRN Nevada. A portion of the increase was also attributable to increases in the prime interest rate charged by banks in 1994 over 1993. The weighted average of the prime interest rate in 1994 was 7.1%, compared to 6.0% in 1993. Virtually all of the Company's borrowings bear interest at floating interest rates based on prime.

PROVISION FOR INCOME TAXES. The Company's effective tax rate in 1994 was approximately 35.2% compared to 35.7% in 1993. See Note 8 to the accompanying consolidated financial statements for detailed information regarding the difference in the effective tax rates between 1993 and 1994 and the items causing the differences between the effective tax rates and the statutory rate of 34% in both years.

1993 COMPARED TO 1992

REVENUES. Revenues for 1993 were $33,482,504, an increase of $24,439,645, or approximately 270.3% over 1992 revenues of $9,042,859. Of this increase, approximately $20,500,000 was due to the effect of the acquisitions of Preferred, PVNS, and Advance, the largest impact being PVNS which was approximately $18,900,000. The remaining increase in revenues of approximately $4,000,000, or about 44%, over 1992, was the result of continued growth in the number of patients treated at the Company's Virginia operation, the continual expansion of nursing services provided at the Company's Houston facility and an increase in the number of infusion therapy patients treated. All of the Company's primary locations realized revenues that were greater than 1992. Although the Company's revenues have been affected by changes in reimbursement policies and reimbursement rates of various third party payors, as discussed below, it is impossible for the Company to determine the exact magnitude of this effect.

DIRECT PATIENT CARE COSTS. Costs of direct patient care of $21,411,834 in 1993, as compared to $5,505,562 in 1992, increased as a percentage of revenues from 60.9% in 1992 to 63.9% in 1993. This percentage increase results from the acquisition of PVNS which is primarily a provider of nursing services. Such services are more labor intensive than were the Company's operations prior to this acquisition, which consisted of a larger percentage of infusion therapy services. Without PVNS, the percentage would have decreased as a result of adjustments made by the Company's management in the latter part of 1992 to increase operating efficiency. The Company continues to experience increased involvement by payors in referring and managing patients; consequently, there is increasing pressure to constantly evaluate direct patient care expenses to ensure continued efficiency in delivery of care. The Company makes extensive use of personnel who are paid on a "per patient visit" basis ("contract" personnel). This enables the Company to adjust its personnel costs to respond to changes in reimbursement while not being burdened with a large full-time staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $9,713,604 in 1993, compared to $3,455,313 in 1992, decreased as a percentage of revenues from 38.2% in 1992 to 29.0% in 1993. This percentage decrease was attributable to efficiencies resulting from the integration of the 1993 acquisitions into the Company's operations, as well as management costs and overhead being spread over a substantially larger base of operations and related revenues. The increase in such expenses of $6,258,291 in 1993 over 1992 was due primarily to the effect of the Preferred and PVNS acquisitions, and the expansion of the Virginia operation including the Advance acquisition, as well as increased expenses at the Company's Houston, Texas location related to expanded nursing services and approximately $250,000 in corporate overhead.

PROVISION FOR DOUBTFUL ACCOUNTS. Although the provision for doubtful accounts increased from $463,216 in 1992 to $622,536 in 1993, the provision decreased as a percentage of revenues from 5.1% in 1992 to 1.9% in 1993, primarily as the result of the change in the Company's payor mix. The Company's revenues from government programs including Medicare and Medicaid increased from approximately 35% in 1992 to 71% in 1993, due primarily to the PVNS acquisition. For the most part, a contractual allowance is recognized directly against revenues from government programs as compared to a provision for doubtful accounts on other payors.


INCOME (LOSS) FROM OPERATIONS. The Company reported income from operations of $1,734,530 in 1993, a reversal from a loss of $381,232 in the prior year. With the 1993 acquisitions, the Company is approaching a size at which certain fixed expenses may be more easily absorbed by the larger amount of revenues and more operating efficiencies may be realized.

INTEREST EXPENSE. Interest expense increased $325,345 in 1993 over such expense of $94,030 in 1992, primarily as a result of interest on debt incurred in connection with the PVNS acquisition effective May 1, 1993 and the increase in the Company's credit facilities and borrowings thereunder, resulting from the need for additional working capital to fund the Company's operations and growth, including the post acquisition operations of PVNS.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate in 1993 was 35.7% compared to an effective tax rate benefit of 34.1% in 1992, resulting from the loss incurred in that year. See Note 8 to the accompanying consolidated financial statements for more detailed information concerning the items causing the difference between the 1993 effective tax rate and the statutory rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, the level of the Company's cash and working capital and its current and debt-to-equity ratios.

                                            LIQUIDITY AND CAPITAL RESOURCES
                                      (DOLLAR AMOUNTS, NOT RATIOS, IN THOUSANDS)

     AS OF DECEMBER 31:                    1994           1993            1992
                                          -----           ----            ----
     CASH, CASH EQUIVALENTS &
        SHORT-TERM INVESTMENTS           $1,523         $2,129          $  453

     WORKING CAPITAL                      3,807          1,908           2,026


     CURRENT RATIO                         1.45           1.22            2.42

     DEBT TO EQUITY RATIO                  2.40           1.68            1.16

GENERAL

The Company has entered into various debt obligations with its primary lender (the "Bank") and others, including the former owners of acquired companies, resulting in total outstanding borrowings of $11,088,000 at December 31, 1994. At such date, the Company had borrowing availability of $500,000 under its revolving credit facilities with the Bank. The terms and other information regarding such borrowings are described more fully in Notes 5 and 6 to the accompanying consolidated financial statements. Such total debt amount is exclusive of capital leases and an obligation to the former owners of PVNS, both of which are included in the discussion below concerning the Company's other commitments.
                                       15

The Company's stockholders' equity at December 31, 1994 was $8,003,088, which increased approximately $380,000 from December 31, 1993.

ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The Company's current total debt will require approximately $2,250,000 for principal and interest payments during the twelve months ending December 31, 1995, based on the assumptions that interest rates and the Company's borrowing levels remain constant. The Company also has commitments under employment agreements to various officers and other employees, as well as an obligation to the former owners of PVNS that requires total payments in 1995 of approximately $337,000, including an amount attributable to compensation and imputed interest, as more fully described in Note 2 to the accompanying consolidated financial statements. In addition, the Company is committed under various capital and operating leases (primarily office facilities and property and equipment) for payments totalling approximately $1,960,000 over the twelve months ending December 31, 1995. As of December 31, 1994, the Company had no other significant commitments and no material planned purchases of property and equipment.

Subsequent to December 31, 1994, the Company acquired the PharmaThera Branch, as more fully described in Note 15 to the accompanying consolidated financial statements. In connection therewith, the Company obligated itself to pay cash to the seller in the total amount of up to $622,000 over a period extending through May 15, 1996. Payments to date of $68,000 have been funded from the Company's operations, which is also the anticipated funding source for the remaining obligation. However, if such funds are not available, additional financing will be required.

Primary sources of liquidity include cash generated from operations, which has been used to support accounts receivable growth, and amounts available under the Company's credit facilities with the Bank (see above). During the three years ended December 31, 1994, the Company's operating activities consumed $1,445,512 of cash, which included $4,130,540 to finance growth in net accounts receivable. At December 31, 1994, approximately $1,800,000 was being withheld by Medicare intermediaries in connection with (i) the determination letters issued for the PVNS June 30, 1990 and 1991 Cost Reports which have been reopened (approximately $1,630,000) and (ii) certain PRN Nevada Cost Reports that have been settled after reopening for which such withheld funds are to be returned to the Company (approximately $170,000). A lump sum payment of approximately $500,000 was also due from the Medicare intermediary at December 31, 1994 for the 1994 PVNS cost reporting period. Such amounts were somewhat offset by accelerated Medicare payments to the Company totalling approximately $1,450,000 for the 1994 PRN Nevada cost reporting period. All such amounts, with a net balance of approximately $850,000, were included in accounts receivable in the accompanying consolidated balance sheet at December 31, 1994. In February 1995, the lump sum payment of $500,000 was received by the Company, and in January and February 1995, approximately $1,210,000 of the accelerated payments received by PRN Nevada were repaid, resulting in approximately $240,000 that is unpaid as of March 27, 1995. Thus, the Medicare intermediaries are currently withholding funds in the net amount of approximately $1,560,000, of which a large portion is expected to be returned to the Company during 1995. Also, certain collection delays have been encountered on the PRN Nevada Medicaid accounts receivable which had an outstanding balance of approximately $711,000 at December 31, 1994, an increase of approximately $337,000 since the April 1, 1994 acquisition date. A substantial portion of such receivables is expected to be collected by the Company during 1995. While the Company believes that it is taking appropriate actions to collect the amounts described above and to manage its investment in accounts receivable, its anticipated growth may continue to require cash for working capital in excess of cash generated from operations.

Taking into account the Company's commitments, management believes that the Company's existing capital resources and sources of liquidity are sufficient to finance its existing operations during the next twelve months. If cash generated from operations is less than anticipated, or if other currently unforeseen events occur, the Company may be required to seek additional financing. Potential sources of additional financing include private or public equity or debt financing or additional bank financing. The Company's credit facilities with the Bank generally prohibit additional borrowings by the Company without the Bank's consent. There can be no assurance that the Company would be able to obtain additional financing, if required, on acceptable terms. In addition, at December 31, 1994, the Company had approximately $9,500,000 of indebtedness due in 1996, consisting primarily of its revolving credit facilities which mature in March 1996 and the New Term Note which matures in June 1996. The Company expects that such indebtedness will be refinanced prior to maturity, although there is no assurance that such debt will be successfully refinanced.


YEAR END 1994 COMPARED TO YEAR END 1993

Working capital increased by approximately $1,899,000 from December 31, 1993 to December 31, 1994 and the current ratio increased from 1.22 at December 31, 1993 to 1.45 at December 31, 1994, primarily due to the extension of certain of the Company's debt maturities into 1996, a portion of which was classified as current at December 31, 1993. Accounts receivable, net of reserves, at December 31, 1994 increased by approximately $2,000,000, or 26%, from December 31, 1993, due to the Company's growth in revenues, which resulted primarily from the Company's various acquisitions, the growth of the Company's existing operations, and other matters as set forth above. Additionally, accounts payable and accrued liabilities increased by approximately $225,000 and accrued compensation and benefits increased by approximately $677,000 from December 31, 1993 to December 31, 1994. For the year ending December 31, 1994, net cash of approximately $2,733,000 was provided from financing activities, while the Company used cash of approximately $1,262,000 for operating activities during this period. In 1994, the Company used cash of approximately $285,000 in the acquisition of STAT, approximately $908,000 in the acquisition of PRN Nevada, and approximately $670,000 to acquire property and equipment.

The Company received proceeds, net of offering costs, of $2,627,315 from its Warrant Offering completed in December 1993. In 1994, $1,981,000 of such proceeds were used to repay principal on the debt incurred to acquire PVNS. The remaining proceeds were utilized for working capital purposes. No similar offering of the Company's common stock or other equity securities occurred in 1994.

YEAR END 1993 COMPARED TO YEAR END 1992

Working capital decreased by approximately $118,000 from December 31, 1992 to December 31, 1993 and the current ratio decreased from 2.42 at December 31, 1992 to 1.22 at December 31, 1993, primarily due to working capital needs caused by the Company's recent growth. Accounts receivable, net of reserves, increased by approximately $5,005,000, or 193%, from December 31, 1992 due to the Company's growth in revenues, which resulted primarily from the PVNS acquisition. This increase was partially offset by an increase in accounts payable and accrued liabilities of approximately $1,376,000 and accrued compensation and benefits of approximately $1,547,000 from December 31, 1992 to December 31, 1993. For the year ended December 31, 1993, the Company had cash flow from operating activities of approximately $42,000 with additional net cash of approximately $7,455,000 being provided from financing activities. The Company used cash of approximately $5,300,000 in the acquisition of PVNS, approximately $375,000 in the acquisition of Advance and approximately $169,000 to acquire property and equipment.
                                       17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, a new standard (Statement of Financial Accounting Standards No.
121) was issued which covers the accounting for the impairment of long-lived assets such as "excess cost over net assets of acquired companies." The Company believes that its existing impairment policy is substantially similar to the new requirements. Accordingly, the new standard, which is required to be adopted no later than January 1, 1996, was adopted effective January 1, 1995, as encouraged by the standard. The adoption of this new standard did not have a material effect on the Company's financial position or results of operation.

The Index to Financial Statements and Notes to Financial Statements of Medical Innovations, Inc., referred to in Item 14 (a)(1) of this Report is included at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      Documents filed as part of this Report:

1. and 2. The Company's consolidated financial statements and required schedules thereto are indexed on page F-1 and appear on pages F-2 through F-22 of this report.

3. Exhibits are listed on the following pages. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is indicated by an asterisk (*) below.

   EXHIBIT
     NO.                                EXHIBIT
   -------                              -------

  3.1           Certificate of Incorporation of the Registrant.  (2) (Exhibit 2.1)

3.1(a)          Certificate of Amendment of the Certificate of Incorporation of the Registrant.  (filed herewith)

  3.2           By-Laws of the Registrant.  (3) (Exhibit 28.2)

3.2(a)          Resolution of the Board of Directors dated October 28, 1994, pursuant to Section 2.01 of the
                By-Laws of the Registrant, fixing the number of directors at five (5).  (10)

  4.1           Specimen Unit Certificate (including Specimen Certificate for Shares of Common Stock.  (1)
                (Exhibit 4.1(a))

  9.2           Voting Trust Agreement dated November 19, 1992.  (5) (Exhibit 1.2)

  9.4           Voting Trust Agreement dated June 28, 1993.  (5) (Exhibit 8 of Amendment No. 3)

 10.6           Employment  Agreement  between  the  Registrant  and  Thomas  J.  Kaled,  dated May 31,  1989.  (3)
                (Exhibit 28.9)*

10.6(a)         Amendment No. 1 to Employment Agreement with Thomas J. Kaled, dated November 13, 1992. (4)*

10.6(b)         Amendment to Employment Agreement with Thomas J. Kaled, dated December 21, 1993.  (8)*

 10.8           1988 Stock Option Plan of the Registrant, as amended. (3) (Exhibit 28.11)*

10.8(a)         Amendment No. 2 to 1988 Stock Option Plan.  (8)*

10.8(b)         1993 Employee Stock Option Plan of the Registrant.  (8)*

10.8(c)         1993 Executive Security Stock Option Plan of the Registrant.   (8)*


 10.9           Employment  Agreement  between the  Registrant and Larry  Campbell,  dated as of August 8, 1993. (7)
                (Exhibit 10.10(a))*

10.9(a)         Amendment to Employment Agreement with Larry Campbell, dated as of December 6, 1993.   (8)*

10.11           Employment Agreement between the Registrant and David C. Horn, dated as of December 6, 1993.  (8)*

10.11(a)        Amendment to Employment  Agreement  between the  Registrant  and David C. Horn,  dated July 5, 1994.
                (9)*

10.12           Warrant  Agreement  between  the  Registrant  and  Luis  Campos,  dated as of March  29,  1992.  (7)
                (Exhibit 10.12)*

10.13           Credit Agreement by and between the Registrant and Texas Commerce Bank National  Association,  dated
                March 23, 1994, and attachments.  (8)

10.13(a)        Credit  Agreement by and between  Physician's  Visiting Nurse Service,  Inc. and Texas Commerce Bank
                National Association, dated March 23, 1994, and attachments.  (8)

10.13(d)        Third  Amendment to Credit  Agreement by and between  Registrant  and Texas  Commerce  Bank National
                Association, dated December 22, 1994, and attachments.  (filed herewith)

10.13(e)        Third  Amendment to Credit  Agreement by and between  Physician's  Visiting Nurse Service,  Inc. and
                Texas  Commerce  Bank  National  Association,  dated  December 22,  1994,  and  attachments.  (filed herewith)

10.16           Warrant  Agreements and  Certificates by and between the Registrant and Harvey R. Houck,  Jr., dated as of July 21, 1993.  (8)

10.17           Warrant  Agreements and  Certificates by and between the Registrant and Mark H. Fisher,  dated as of
                July 21, 1993.  (8)

10.20(b)        Amended  Credit and  Financing  Support  Agreement by and among the  Registrant  and Mark H. Fisher,
                Harvey R. Houck, Jr. and John Schurwon, dated August 12, 1994, and attachments.  (9)

10.21           Purchase Agreement by and among the Registrant and Physician's  Visiting Nurse Service,  Inc., Jerry
                W. Simpkins,  Julia Ann Lee, and Edward A. McCarthy, Jr., dated June 29, 1993, and attachments.  (6)
                (Exhibit 2.1)

10.21(a)        Settlement  Agreement  and  Mutual  Release  by and among  Registrant,  Physician's  Visiting  Nurse
                Service,  Inc.,  Jerry W. Simpkins,  Julia Ann Lee, and Edward A. McCarthy,  Jr., dated November 18,
                1994, and attachments.  (12)  (Exhibit 99.1)

10.27           Amended and  Restated  Warrant  Agreement  and  Certificate  by and between  Registrant  and Mark H.
                Fisher, dated March 23, 1994.  (8)

10.28           Employment Agreement between the Registrant and Douglas S. Johnston, dated May 1, 1994.  (9)*

10.31           Promissory  Note by and between  Registrant  and Texas  Commerce Bank National  Association,  dated
                June 6, 1994, and attachments.  (9)


10.31(a)        Renewal  Promissory  Note by and between  Registrant and Texas Commerce Bank National  Association,
                dated December 22, 1994, and attachments.  (filed herewith)

10.32           Promissory  Note by and between  Physician's  Visiting Nurse Service,  Inc. and Texas Commerce Bank
                National Association, dated June 6, 1994, and attachments.  (9)

10.32(a)        Renewal  Promissory  Note by and  between  Physician's  Visiting  Nurse  Service,  Inc.  and  Texas
                Commerce Bank National Association, dated December 22, 1994, and attachments.  (filed herewith)

10.33           Promissory  Note by and  between  PRN Home Health  Care,  Inc.  and Texas  Commerce  Bank  National
                Association, dated December 8, 1994, and attachments.  (filed herewith)

10.34           Revolving  Promissory Note by and between Registrant and Texas Commerce Bank National  Association,
                dated December 22, 1994, and attachments.  (filed herewith)

10.35           Revolving  Promissory  Note by and between  Physician's  Visiting  Nurse  Service,  Inc.  and Texas
                Commerce Bank National Association, dated December 22, 1994, and attachments.  (filed herewith)

10.36           Promissory  Note by and between  Registrant  and Texas  Commerce Bank National  Association,  dated
                December 22, 1994, and attachments.  (filed herewith)

10.37           Stock Purchase  Agreement by and among Registrant,  Robert Gentile,  and PRN Home Health Care, Inc.
                of Nevada and its affiliated companies, dated June 29, 1994, and attachments.  (11)  (Exhibit 2.1)

   11           Computation of Per Share Earnings (filed herewith)

   22           List of Subsidiaries of the Company (filed herewith)

                (1) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Registration Statement No. 33-22898-D on Form S-18 dated July 19, 1991.

                (2) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Registration Statement on Form 8-A dated May 26, 1989.

                (3) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Form 8-K dated May 31, 1989.

                (4) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.


                 (5) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, of the Schedule 13D dated November 19, 1992 filed on behalf of Mark H. Fisher, or amendments thereto.


                 (6) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Registrant's Report on Form 8-K, dated June 29, 1993.

                 (7) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, as filed with the Company's Registration Statement No. 33-68618 on Form S-1 dated September 13, 1993, or Amendments thereto.

                 (8) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Annual Report on Form 10-K for the year ended December 31, 1993.

                 (9) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

                (10) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

                (11) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Registrant's Report on Form 8-K, dated June 29, 1994.

                (12) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Registrant's Report on Form 8-K, dated December 15, 1994.

     (b) Reports on Form 8-K since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

              The Company filed a report on Form 8-K dated December 15, 1994, reporting under Item 5, pertaining to the Registrant's settlement of acquisition matters with the former owners of Physician's Visiting Nurse Service, Inc.

     (c) Required exhibits are attached hereto and are listed in Item 14(a)3. of this report.

     (d) Required financial statement schedules are attached hereto and are listed in Item 14(a)2. of this report.

SIGNATURES


Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 2, 1996          MEDICAL INNOVATIONS, INC.
                                               (Registrant)

                                By:   /S/ MARK H. FISHER
                                      Mark H. Fisher,
                                      President and Chief Executive Officer

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                          1994 FORM 10-K ANNUAL REPORT

                          ITEMS 8 AND 14(A)(1) AND (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS              PAGE

Report of Independent Accountants                                          F-2

Consolidated Financial Statements as of December 31, 1994
   and 1993 and for the Years Ended December 31, 1994,
   1993 and 1992:
     Balance Sheets                                                        F-3
     Statements of Operations                                              F-4
     Statements of Stockholders' Equity                                    F-5
     Statements of Cash Flows                                              F-6
     Notes to Consolidated Financial Statements                            F-8

 Financial Statement Schedules as of December 31, 1994
   and 1993 and for the Years Ended December 31, 1994,
   1993 and 1992:
     Schedule VIII - Valuation and Qualifying Accounts                     F-22


All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
                                       F-1

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                      ASSETS                                     1994            1993
                      ------                                     ----            ----
Current assets:
    Cash and cash equivalents ............................   $ 1,322,407   $ 1,929,237
    Short-term investments ...............................       201,000       200,000
    Accounts receivable, net .............................     9,596,884     7,596,621
    Inventories ..........................................       257,360       261,230
    Deferred income taxes ................................       347,047       186,274
    Other ................................................       586,311       318,321
                                                             -----------   -----------
         Total current assets ............................    12,311,009    10,491,683
Property and equipment, net ..............................     1,904,443       674,462
Excess cost over net assets of acquired companies,
    net of amortization of $438,896 and $133,304 .........    12,258,000     8,667,653
Other, net ...............................................       767,353       622,878
                                                             -----------   -----------
         Total assets ....................................   $27,240,805   $20,456,676
                                                             ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and other debt .........................   $ 1,764,331   $ 1,376,592
    Subordinated note payable to related parties .........          --       1,945,000
    Accounts payable and accrued liabilities .............     2,441,347     2,216,302
    Accrued compensation and benefits ....................     2,450,995     1,774,423
    Reserve for government program settlements ...........     1,784,256       893,126
    Income taxes payable .................................        62,773       378,034
                                                             -----------   -----------
         Total current liabilities .......................     8,503,702     8,583,477

Notes payable and other debt .............................    10,022,975       717,637
Subordinated note payable to related parties .............          --       3,532,370
Other accrued liabilities ................................       678,236          --
Deferred income taxes ....................................        32,804          --
                                                             -----------   -----------
         Total liabilities ...............................    19,237,717    12,833,484
                                                             -----------   -----------
Stockholders' equity:
    Preferred stock - par value $.01 per share; 3,000,000
       shares authorized, none issued or outstanding .....          --            --
    Common stock - par value $.0075 per share; 75,000,000
       shares authorized, 12,566,400 and 12,989,448 shares
       issued and outstanding ............................        94,248        97,421
    Additional paid-in capital ...........................     6,702,047     7,123,004
    Retained earnings ....................................     1,206,793       402,767
                                                             -----------   -----------
         Total stockholders' equity ......................     8,003,088     7,623,192
Commitments and contingencies                                -----------   -----------

         Total liabilities and stockholders' equity ......   $27,240,805   $20,456,676
                                                             ===========   ===========

         The accompanying notes are an integral part of this statement.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1994           1993         1992
                                           ----           ----         ----

Revenues .............................. $59,110,330   $33,482,504   $ 9,042,859
                                        -----------   -----------   -----------
Costs and expenses:
   Direct patient care ................  37,749,829    21,411,834     5,505,562
   Selling, general and administrative   18,487,214     9,713,604     3,455,313
   Provision for doubtful accounts ....     892,611       622,536       463,216
                                        -----------   -----------   -----------
         Total costs and expenses .....  57,129,654    31,747,974     9,424,091
                                        -----------   -----------   -----------

Income (loss) from operations .........   1,980,676     1,734,530      (381,232)

Gain on sale of minority interest .....     128,500          --            --
Interest expense ......................     868,680       419,375        94,030
                                        -----------   -----------   -----------

Income (loss) before income taxes .....   1,240,496     1,315,155      (475,262)

Provision (benefit) for income taxes ..     436,470       469,465      (161,963)
                                        -----------   -----------   -----------

Net income (loss) ..................... $   804,026   $   845,690   $  (313,299)
                                        ===========   ===========   ===========


Net income (loss) per common and common
     equivalent share ................. $       .06   $       .07   $      (.04)
                                        ===========   ===========   ===========

Weighted average common and common
     equivalent shares outstanding ....  14,423,499    13,263,197     7,187,652
                                        ===========   ===========   ===========

          The accompanying notes are an integral part of this statement.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    COMMON STOCK             Additional     Retained
                                                            --------------------------        paid-in       earnings
                                                                 SHARES         AMOUNT        CAPITAL       (DEFICIT)         TOTAL
                                                                 ------         ------        -------       ---------         -----
Balance, January 1, 1992 .................................    6,431,376    $    48,235    $   959,807    $  (129,624)   $   878,418
Exercise of underwriter warrants .........................       66,650            500         59,500                        60,000
Conversion of subordinated notes
   and related accrued interest ..........................      736,743          5,526        620,701                       626,227
Private placement ........................................    2,300,000         17,250        682,750                       700,000
Offering costs ...........................................                                   (128,654)                     (128,654)
Purchase of stock by officer .............................        6,572             49          1,951                         2,000
Warrants issued for services .............................                                      20,480                       20,480
Net loss .................................................                                                  (313,299)      (313,299)
                                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1992 ...............................    9,541,341         71,560      2,216,535       (442,923)     1,845,172
Stock issued for acquisitions of:
     Preferred ...........................................      300,000          2,250         89,055                        91,305
     PVNS ................................................    1,100,000          8,250      1,575,248                     1,583,498
     Advance .............................................      203,934          1,530        380,845                       382,375
Warrants issued for debt guarantees ......................                                    200,000                       200,000
Exercise of warrants from public offering ................    1,796,336         13,472      2,879,921                     2,893,393
Offering costs ...........................................                                   (266,078)                     (266,078)
Stock issued for services ................................       47,837            359         47,478                        47,837
Net income ...............................................                                                   845,690        845,690
                                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1993 ...............................   12,989,448         97,421      7,123,004        402,767      7,623,192
Stock issued for acquisition of PRN Nevada ...............      380,952          2,857        747,143                       750,000
Tax benefit of warrants exercised ........................                                     38,282                        38,282
Stock returned in connection with PVNS settlement
   and subsequently cancelled ............................     (850,000)        (6,375)    (1,268,625)                   (1,275,000)
Exercise of stock options, including tax benefit .........       46,000            345         62,243                        62,588
Net income ...............................................                                                   804,026        804,026
                                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1994 ...............................   12,566,400    $    94,248    $ 6,702,047    $ 1,206,793    $ 8,003,088
                                                            ===========    ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1994            1993             1992
                                                                           ----            ----             ----
Cash flows from operating activities:
   Net income (loss) ...............................................   $   804,026    $   845,690    $  (313,299)
   Noncash adjustments:
     Depreciation and amortization .................................       933,574        431,194        153,810
     Deferred income taxes .........................................           388         99,380        (48,446)
     Provision for doubtful accounts ...............................       892,611        622,536        463,216
     Income recognized in connection with
       PVNS settlement .............................................      (285,016)          --             --
     Imputed interest expense ......................................        32,010         50,000           --
     Loss on sale of property and equipment ........................         8,530          3,616          3,282
   Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable .........................................    (2,246,355)    (3,045,990)      (816,658)
       Income taxes ................................................       111,073        520,284          1,945
       Other assets ................................................      (222,833)      (214,414)        (6,863)
       Accounts payable and accrued liabilities ....................      (355,429)       729,211        338,309
       Reserve for government program settlements ..................      (934,894)          --             --
                                                                       -----------    -----------    -----------

       Net cash used by operating activities .......................    (1,262,315)        41,507       (224,704)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Sale (purchase) of short term investments, net ..................          --          447,027       (447,027)
   Acquisition of PVNS .............................................          --       (5,300,654)          --
   Acquisition of Advance ..........................................          --         (374,873)          --
   Acquisition of STAT .............................................      (276,992)          --             --
   Acquisition of PRN Nevada .......................................      (907,533)          --             --
   Acquisition expenses ............................................       (97,021)      (133,579)          --
   Purchases of property and equipment .............................      (680,341)      (168,518)      (120,850)
   Disposals of property and equipment .............................        10,543          7,447         22,491
   Other assets ....................................................      (125,837)       (50,012)      (124,447)
                                                                       -----------    -----------    -----------

         Net cash used by investing activities .....................    (2,077,181)    (5,573,162)      (669,833)
                                                                       -----------    -----------    -----------

         The accompanying notes are an integral part of this statement.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                          1994             1993             1992
                                                          ----             ----             ----
Cash flows from financing activities:
   Proceeds from notes payable ...................   $  9,949,088    $    797,976    $     63,933
   Proceeds from subordinated note and demand
     loans payable to related parties ............      2,600,000       5,500,000            --
   Revolving credit facilities:
     Borrowings ..................................     15,261,764       4,307,507         310,415
     Repayments ..................................    (12,036,764)     (5,407,507)       (143,415)
   Payments on notes payable and capital lease
     obligations, including related party debt ...    (12,836,306)       (370,127)       (104,000)
   Payments on obligation to former owners of PVNS       (256,996)           --              --
   Proceeds from exercise of warrants, net .......           --         2,627,315            --
   Proceeds from issuance of common stock, net ...           --           753,346
   Proceeds from exercise of stock options .......         51,880            --              --
                                                     ------------    ------------    ------------

         Net cash provided by financing activities      2,732,666       7,455,164         880,279
                                                     ------------    ------------    ------------

Net increase (decrease) in cash and equivalents ..       (606,830)      1,923,509         (14,258)
Cash and equivalents at beginning of year ........      1,929,237           5,728          19,986
                                                     ------------    ------------    ------------

Cash and equivalents at end of year ..............   $  1,322,407    $  1,929,237    $      5,728
                                                     ============    ============    ============

Cash paid during the period for:
   Interest ......................................   $    860,814    $    336,843    $     80,636
   Income taxes ..................................        319,376          37,079            --

Noncash transactions (not otherwise disclosed):
   Assets acquired under capital lease obligations        640,323         104,872            --


         The accompanying notes are an integral part of this statement.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BUSINESS

Medical Innovations, Inc. and its subsidiaries (collectively referred to as the "Company") specialize in providing intermittent and extended healthcare services, intravenous therapies and personal care services to patients in their home and homecare management services to hospitals and other providers under contractual arrangements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Medical Innovations, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized when services are rendered at the net realizable amounts expected to be received from payors, patients, and others. Amounts reimbursed by certain payors of healthcare services are subject to examination and retroactive adjustment. Anticipated adjustments are accrued on an estimated basis and adjusted in future periods as the final settlements are determined. Earnings are also charged with a provision for doubtful accounts based on an ongoing review of collectibility. Some credit risk exists regarding the financial viability of insurance company payors; however, historically this has not been significant.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

For purposes of the accompanying statements of cash flows, cash equivalents include highly liquid investments with original maturities of three months or less. Similar investments with original maturities beyond three months are considered short-term investments. Effective January 1, 1994, the Company adopted a new standard prescribing accounting and disclosure requirements for certain investments in debt and equity securities. Adoption of this standard had an immaterial effect since the Company does not have significant investments in debt and equity securities. Short-term investments consist of a bank certificate of deposit carried at cost which approximates market value.

INVENTORIES

Inventories consist of medical supplies and pharmaceuticals and are stated at the lower of cost (first-in, first-out basis) or market.

EXCESS COST OVER NET ASSETS OF ACQUIRED COMPANIES

The purchase price of an acquired company is allocated to the fair value of the tangible and identifiable intangible (such as contracts) assets and liabilities of such company as of the effective date of the acquisition, with any excess cost allocated to "excess cost over net assets of acquired companies" and amortized on a straight-line basis over forty years. In the acquisition of PVNS, Advance and PRN Nevada, their respective reputations, locations, growth potential and significant market shares, combined with (i) the

Company's managed care, administrative and related synergies and (ii) each acquired entity's contribution to the Company's strategy of achieving geographical strength and economies of scale, were the principal aspects of value received by the Company. These factors are indicative of going concern value rather than separate intangible assets and, accordingly, the Company allocated substantially all of the excess purchase prices for these companies to this asset.


The Company reviews the carrying value of this asset for potential impairment based on the facts and circumstances at each balance sheet date. If the review indicates that impairment may exist, the asset carrying value would be reduced based on management's assessment of future undiscounted cash flows of the respective acquired company or companies.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Major additions or improvements to property and equipment are capitalized and depreciated over the estimated useful lives of the related assets. Routine maintenance and repair costs are expensed as incurred. Depreciation is computed on a straight-line basis over estimated useful lives of three to five years.

OTHER ASSETS

Other assets consist primarily of debt issuance costs, which are deferred and amortized over the terms of the related debt agreements, and the allocated cost of purchased customer lists and contracts, which are amortized on a straight-line basis over their estimated useful lives of five to ten years. Additionally, costs incurred by the Company to develop its home infusion software programs for sale to third parties were capitalized and are being amortized on a straight-line basis over an estimated useful life of five years. Such costs were capitalized only after technological feasibility was reached as demonstrated by the successful use in the Company's operations. The rights to these programs were subsequently sold as described in Note 12 and no further costs were capitalized; however, the Company retained the right for their use in its internal operations. Other assets is shown net of accumulated amortization of $329,722 in 1994 and $149,945 in 1993.

INCOME TAXES

Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), ACCOUNTING FOR INCOME TAXES. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The adoption of FAS 109 resulted in an insignificant cumulative effect on the Company's financial position at January 1, 1993.

PER SHARE DATA

Net income (loss) per common and common equivalent share is based on the weighted average number of common shares and equivalents outstanding during the period. Common stock equivalents consisting of stock options and warrants are included in the computation of weighted average shares when their effect is dilutive.

SEGMENT INFORMATION

The Company operates solely within the United States in the home healthcare industry segment.

RECLASSIFICATIONS


Certain amounts previously reported have been reclassified to conform with their 1994 presentation.

NOTE 2 - ACQUISITIONS AND PRO FORMA INFORMATION:

PREFERRED PHARMACY AND PREFERRED HOMECARE

Effective January 1, 1993, the Company acquired substantially all of the operating assets, except cash and accounts receivable, of Preferred Homecare, Inc.("Homecare") and Preferred Pharmacy, Inc. ("Pharmacy" and, collectively with Homecare, referred to as "Preferred"), for 200,000 and 100,000 restricted shares of the Company's common stock, respectively. The acquisition was made pursuant to an option agreement dated November 19, 1992 granted to the Company by the shareholders of Homecare and Pharmacy as part of the transaction which included the November 19, 1992 sale of 2,300,000 restricted shares of the Company's common stock to certain stockholders of Homecare and Pharmacy for an aggregate of $700,000 in cash. The current president and another director of the Company, who were not affiliated with the Company prior to the date of the option agreement, were shareholders of Homecare and Pharmacy. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of the acquired companies are included with those of the Company for periods subsequent to the date of the acquisition.

PHYSICIAN'S VISITING NURSE SERVICE

Effective May 1, 1993, the Company purchased all of the outstanding common stock of Physician's Visiting Nurse Service, Inc. ("PVNS"), a provider of skilled homecare and homemaker services. Consideration for the purchase consisted of $5,312,000 in cash, 1,100,000 restricted shares of the Company's common stock, and a note payable to the former owners in the principal amount of $1,000,000. The Company also entered into agreements to make future payments to the former owners resulting in a total obligation of approximately $1,211,000, net of amounts attributable to compensation and imputed interest at 7-1/2%. Of the total obligation of $954,236 at December 31, 1994, $678,236 is included in noncurrent accrued liabilities in the accompanying consolidated balance sheet at December 31, 1994. This obligation is secured by accounts receivable of the Company, is payable in approximately equal monthly installments through June 1998 and is not contingent upon any future event or action by the Company or the former owners. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of PVNS are included with those of the Company for periods subsequent to the effective date of the acquisition. Substantially all of the purchase price of approximately $9,209,000 has been allocated to excess cost over net assets of acquired companies.

Effective November 18, 1994, the Company entered into an agreement with the former owners of PVNS to settle claims for certain acquisition contingencies. In connection with the settlement, the Company received (i) 850,000 shares of its common stock issued to the former owners and escrowed since the acquisition date, which were valued at $1.50 per share, the fair market value at the settlement date, and (ii) a reduction of $275,000 in the principal amount of the above referenced note payable, in exchange for the release of all further obligations under an indemnification received by the Company from the former owners for acquisition contingencies. As a result, the Company assumed and recorded total estimated liabilities, aggregating approximately $1,265,000, pertaining to any adjustments from open pre-acquisition Medicare cost reimbursement reports ("Cost Reports") (see also Note 7) and other matters for which the Company received the settlement consideration as set forth above. The Company also recorded pre-tax income of $285,000 in connection with the settlement, which is a recovery of costs associated with the acquisition contingencies previously charged against income by the Company after the acquisition date.

ADVANCE HEALTHCARE


Effective September 1, 1993, the Company acquired all of the outstanding common stock of Advance Healthcare, Inc. ("Advance") for 203,934 restricted shares of the Company's common stock and $382,375 in cash. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of Advance are included with those of the Company for periods subsequent to the date of the acquisition. Substantially all of the purchase price of approximately $765,000 has been allocated to excess cost over net assets of acquired companies.

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

PURCHASE PRICE ALLOCATIONS

In addition to industry practice, set forth below are the principal reasons that a significant portion of the purchase prices of the PVNS, Advance and PRN Nevada acquisitions was not allocated to the following intangible assets: (1) there were no formal or informal contracts acquired except for certain PVNS contracts which were valued at $250,000; (2) physician relationships were considered to be inseparable from going concern value and the relationships were not contractual and not exclusive; (3) patients have a generally high turnover rate and cannot be used to expand the business; and (4) the assembled workforce is readily replaceable at low cost, market rates are paid, clinical expertise is the responsibility of the employee and no significant proprietary training is provided.

PRO FORMA INFORMATION

The pro forma combined results of operations of the Company, Preferred, PVNS, Advance, STAT, and PRN Nevada, for the years ended December 31, 1994 and 1993, after giving effect to certain pro forma adjustments and assuming the acquisitions had been completed effective January 1, 1993, are as follows:

                                                      1994                1993
                                                      ----                ----
                                                  (Unaudited)        (Unaudited)

Revenue ..................................        $62,043,000        $53,247,000
Net income ...............................        $   819,000        $ 1,109,000
Net income per common and
   common equivalent share ...............        $       .06        $       .08

The pro forma information is not necessarily indicative of results which may occur in the future.

NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable at December 31, consisted of the following:

                                                       1994              1993
                                                       ----              ----

Accounts receivable ..........................      $10,325,040      $ 8,168,951
Less allowance for doubtful accounts .........          728,156          572,330
                                                    -----------      -----------

                                                    $ 9,596,884      $ 7,596,621
                                                    ===========      ===========


A large portion of the Company's revenues is derived from services to beneficiaries of government health programs. The percentages of the Company's net revenues derived from Medicare and state government programs were approximately 56% and 25% in 1994, 44% and 27% in 1993, and 22% and 13% in 1992,
respectively.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at December 31, consisted of the following:

                                                         1994            1993
                                                         ----            ----

Furniture and fixtures ...........................   $ 1,307,793    $   518,117
Equipment, including computers ...................     1,455,858        734,341
Transportation equipment .........................       290,197        240,112
Leasehold improvements ...........................       167,365         84,953
                                                     -----------    -----------
                                                       3,221,213      1,577,523
Less accumulated depreciation and amortization ...    (1,316,770)      (903,061)
                                                     -----------    -----------

                                                     $ 1,904,443    $   674,462
                                                     ===========    ===========

Property and equipment under capital leases and the accumulated amortization thereon totalled $816,088 and $134,253, respectively, at December 31, 1994, and $144,094 and $27,281, respectively, at December 31, 1993.

Depreciation expense totalled $418,326 in 1994, $179,535 in 1993 and $127,418 in 1992.
                                      F-12

NOTE 5 - NOTES PAYABLE AND OTHER DEBT:


Notes payable and other debt at December 31, consisted of the following:

                                                                       1994            1993
                                                                       ----            ----

     Bank revolving credit facilities ........................   $  3,425,000    $    200,000
     Notes payable to Bank ...................................      5,450,000            --

     Term note payable to Bank ...............................        400,000         670,650

     Notes payable to former owners of PVNS ..................        752,638       1,000,000

     Note payable to former owner of PRN Nevada ..............        708,333            --

     Notes payable to Bank and others in monthly installments
     totalling $9,863, including interest ranging from prime
     (8.5% at December 31,1994) to 14% with various maturities
     through 1998, secured by property and equipment .........        351,931         139,474
     Capital lease obligations ...............................        699,404          84,105
                                                                 ------------    ------------
                                                                   11,787,306       2,094,229
     Less current portion ....................................     (1,764,331)     (1,376,592)
                                                                 ------------    ------------
     Noncurrent portion ......................................   $ 10,022,975    $    717,637
                                                                 ============    ============

BANK REVOLVING CREDIT FACILITIES

In December 1994, the Company entered into new revolving credit facilities totalling $3,725,000 with a bank (the "Bank") that mature March 31, 1996. In connection with this refinancing, the then outstanding balances of the credit facilities entered into in March 1994 (total borrowing availability of $2,125,000) and certain other debt were repaid and the Company's borrowing availability was increased. A substantial portion of the proceeds of the March 1994 refinancing was used to repay the then outstanding credit facility balances and a term note with the Bank that had a balance of $670,650 at December 31, 1993. The new credit facilities, which bear interest at prime plus 1/4% (8.75% at December 31, 1994), a decrease from the prior rate of prime plus 1/2%, are secured by a first priority lien on all accounts receivable of the Company and are guaranteed by the president and another director of the Company. The new loan agreements covering $2,550,000 of the credit facilities include covenants to maintain certain net worth and a debt to net worth ratio and prohibit certain additional indebtedness and the payment of dividends. At December 31, 1994, the Company was in compliance with such loan covenants. The Company also maintains a $200,000 revolving credit facility with the Bank, which matures June 4, 1995, and is secured by a $200,000, 7.25% certificate of deposit which matures June 4, 1995. This credit facility bears interest at 8.25%.

NOTES PAYABLE TO BANK

In June 1994, the Company borrowed $5,450,000 from the Bank ("New Term Note") for the purpose of repaying a demand note of $1,650,000 and substantially all of the remaining balance on the subordinated note payable as described in Note 6. The $1,650,000 demand note was executed in March 1994 when the Company entered into a demand loan agreement with the president, another director and a shareholder of the Company (the "Payees"). The New Term Note matures June 6, 1996 and bears interest at prime minus 1% (7.5% at December 31, 1994) payable monthly through maturity. The New Term Note is secured by collateral (marketable securities) pledged to the Bank by the Payees. Prior to the refinancing, this collateral was held by the Bank as security for a loan to the Payees which was used by the Payees to make the above referenced loans to the Company.

TERM NOTES PAYABLE TO BANK

In June 1994, the Company also borrowed $2,000,000 from the Bank to fund the $1,825,000 cash portion of the PRN Nevada acquisition and to provide $175,000 for working capital purposes. After scheduled and other payments reduced the principal balance to $400,000, this term note was refinanced in December 1994, resulting in the maturity date being extended to December 31, 1995 (previously May 31, 1995). Monthly principal payments of $33,333, plus interest at prime (8. 5% at December 31, 1994), commenced January 31, 1995. The note is secured by a first priority lien on the accounts receivable of the Company and the guarantees of the president and another director of the Company. Fees totaling $20,000 were paid to these individuals for providing their guarantees on the note.

NOTES PAYABLE TO FORMER OWNERS OF PVNS

In connection with the acquisition of PVNS in 1993, the Company issued a $1,000,000 note payable to the former owners of PVNS ("PVNS Note") which is secured by a subordinated lien on accounts receivable of the Company and is guaranteed by the president of the Company. In January 1994, the Company repaid principal of $306,000 on this note, pursuant to its contractual obligation to apply as debt reduction, a portion of the net proceeds from the Company's offering of common stock in connection with the exercise of various outstanding warrants ("Warrant Offering") completed in December 1993. Such repayment was required to be applied to principal in inverse order of maturity and is classified as a current liability in the accompanying consolidated balance sheet at December 31, 1993. Also, the principal balance of the PVNS Note was further reduced by $275,000 in November 1994 as a result of the settlement with the former owners of PVNS as more fully described in Note 2. This note reduction was also required to be applied to principal in inverse order of maturity. Scheduled monthly principal payments of $20,833 commenced on August 1, 1994, together with interest at prime (8.5% at December 31, 1994). On June 28, 1995, the interest rate increases to prime plus 1%. At December 31, 1994, the principal balance of the PVNS Note was $294,002.

In November 1994, the Company borrowed $458,636 of previously escrowed cash from the former owners of PVNS for working capital purposes which was necessitated due to funds being withheld from the Company by a Medicare intermediary for settlements due on preacquisition PVNS Cost Reports. Interest only was due on this note through February 1, 1995, at which date monthly principal and interest payments commenced in eighteen equal installments with a final payment due on July 1, 1996. The note bears interest at prime (8.5% at December 31, 1994) through June 30, 1995 and then prime plus 1% through maturity.

NOTE PAYABLE TO FORMER OWNER OF PRN NEVADA

In connection with the Company's acquisition of PRN Nevada, the Company issued an $850,000 note payable to the former owner of PRN Nevada. The note bears interest at prime (8.5% at December 31, 1994), payable monthly, and is secured by the common stock of PRN Nevada. Monthly principal payments of $23,611 commenced August 1, 1994 and are payable in such amount for thirty-six months.

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

FUTURE MINIMUM MATURITIES

Future minimum maturities of the above described notes payable and other debt outstanding at December 31, 1994, were as follows:

             1995                     $ 1,764,331
             1996                       9,476,762
             1997                         417,938
             1998                          93,804
             1999 and thereafter           34,471
                                       ----------
                                       $11,787,306

NOTE 6 - SUBORDINATED NOTE PAYABLE:

In connection with the acquisition of PVNS, the Company issued a $5,500,000 note payable to the Payees. During 1993, principal of $22,630 was repaid, resulting in a principal balance outstanding of $5,477,370 at December 31, 1993. On March 28, 1994, the Company repaid principal of $1,675,000 on the note, pursuant to its contractual obligation to apply as debt reduction a portion of the net proceeds from the Company's Warrant Offering completed in December 1993 (see
Note 11). Such repayment was required to be applied to principal in inverse order of maturity and is classified as a current liability in the accompanying consolidated balance sheet at December 31, 1993. On the date of such repayment, the Payees agreed to waive any defaults on the note and a replacement note was issued to the Payees in the amount of $3,802,370. This replacement note was repaid in June 1994. Substantially all of the repayment was funded from the New Term Note as described in Note 5.

In connection with making this subordinated loan, the Payees were granted warrants to purchase 100 shares of the Company's Class A preferred stock at $100 per share. As described in Note 5, the collateral (marketable securities) that the Payees pledged to the Bank as security for the New Term Note was, prior to the refinancing, held by the Bank as security for a loan to the Payees which was used by the Payees to make loans to the Company. Thus, the Payees' risk position has not significantly changed and accordingly, the agreement governing the preferred stock warrants has been amended so that the warrants remain outstanding under substantially the same terms, except that the exercisability of the warrants now relates to the New Term Note rather than the subordinated loan. Such warrants are now exercisable only in the event of certain defaults of the Company or the Payees under the New Term Note or the related collateral maintenance agreements with the Bank, or in the event the Bank liquidates the Payees' collateral. The warrants expire when the aggregate outstanding balance of the New Term Note and the PVNS Note is $1,175,000 or less and the Company is not in default under the New Term Note. If the warrants are exercised and the aggregate outstanding balance of the New Term Note and the PVNS Note is $3,625,000 or more, the holders of the preferred stock have the right to elect seven of thirteen Company directors. At December 31, 1994, the aggregate principal outstanding on the New Term Note and the PVNS Note was $5,744,002. At all other times after warrant exercise, the holders of the preferred stock have the right to elect three of nine Company directors. If the warrants are exercised, the Company may redeem the preferred stock, at the price of $100 per share, at any time after the outstanding principal balance on the New Term Note and the PVNS Note is less than $1,175,000.

NOTE 7 - RESERVE FOR GOVERNMENT PROGRAM SETTLEMENTS:

The Company's Medicare operations are subject to regulations administered by the Health Care Financing Administration. Amounts reimbursed by the Medicare program (including those of PVNS and PRN Nevada prior to acquisition) are subject to audit and retroactive adjustment. Such adjustments which affect income are included in revenue.

As more fully described in Note 2, the Company entered into a settlement in November 1994 with the former owners of PVNS pertaining to various acquisition contingencies including open preacquisition Cost Reports. In connection with this settlement, the Company assumed the total liability for final adjustments on the June 30, 1990 and 1991 PVNS Cost Reports for which determination letters have been received (now reopened for further audit by the Medicare intermediary) and the June 30, 1993 PVNS Cost Report that remains open for examination. In recognition of this settlement, the Company increased the reserve for estimated final adjustments to these open Cost Reports to approximately $975,000 from $20,000 for amounts that were previously the responsibility of the former owners of PVNS. The post acquisition PVNS Cost Reports also remain open for examination and a reserve of approximately $180,000 has been established for estimated adjustments thereto.


The Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's preacquisition Cost Reports open for examination through June 29, 1994. Most of PRN Nevada's preacquisition Cost Reports have been settled or are in process of final settlement. Final settlements thereto and also any adjustments to other preacquisition Cost Reports open for examination are expected to be recovered from the above referenced indemnification or applied against the reserve established at the acquisition date, which amounted to approximately $530,000 at December 31, 1994. The Cost Reports for the post acquisition period are also open for examination and a reserve of $50,000 has been established for estimated adjustments thereto.

In reviewing its reserve for government program settlements for adequacy, the Company considers, among other factors, recent Medicare intermediary audit results, the effect of final adjustments on open Cost Reports, recent interpretations of regulations and cost reporting principles, and other available current information. In accordance with the Company's policy of periodic evaluation of the reserve, the reserve of $893,000 attributable to the PVNS preacquisition Cost Reports was reduced by $533,000 and taken to income. Such acquisition date reserve was considered necessary due to the magnitude of the audit adjustments proposed by the intermediary as of that date. The reserve reduction resulted from settlements and audit notifications for preacquisition PVNS Cost Reports received from the intermediary more than one year after the PVNS acquisition date. Of the reserve reduction, $200,000 was recorded effective June 21, 1994 in the second quarter of 1994 when the Company received final audit results for the June 30, 1992 PVNS Cost Report and $333,000 was recorded in the third quarter of 1994 when the Company was notified of the revised audit adjustments for the June 30, 1990 and 1991 PVNS Cost Reports. Subsequently, the Company assumed liability for all prior Cost Reports pursuant to the PVNS settlement described above. In early 1994, the Company also recorded $138,000 as a reduction in "excess cost over net assets of acquired companies" due to a favorable result in connection with the 1988 Cost Report which was determined prior to the end of the PVNS acquisition allocation period. Expense of $54,000 was also recorded in 1994 related to changes in estimates for post-acquisition cost reporting periods.

As a result of the foregoing, management believes the Company's reserve for government program settlements is adequate to cover estimated adjustments to open Cost Reports and that any final determinations in connection therewith will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - INCOME TAXES:

The provision (benefit) for income taxes for the years ended December 31, consisted of the following:

                                            1994           1993          1992
                                            ----           ----          ----
Federal:
    Current ..........................    $ 447,742     $ 528,460     $(115,919)
    Deferred .........................      (42,272)        1,600       (48,446)
    Change in deferred tax
       asset valuation allowance .....         --        (100,980)         --
State ................................       31,000        40,385         2,402
                                          ---------     ---------     ---------
                                          $ 436,470     $ 469,465     $(161,963)
                                          =========     =========     =========

The tax effects of temporary differences related to deferred tax assets (liabilities) at December 31, consisted of the following:

                                                        1994              1993
                                                        ----              ----

Prepaid expenses .............................       $ (99,467)       $ (72,420)
Depreciation and amortization ................         (44,431)         (65,946)
Other ........................................            --             (4,008)
                                                     ---------        ---------
         Deferred tax liabilities ............        (143,898)        (142,374)
                                                     ---------        ---------

Provision for doubtful accounts ..............         220,619          146,992
Accruals not currently deductible ............         132,909           74,043
Compensation .................................          92,886           22,273
Covenants not to compete .....................          11,627           85,340
                                                     ---------        ---------
         Deferred tax assets .................         458,141          328,648
                                                     ---------        ---------
         Net deferred tax asset ..............       $ 314,243        $ 186,274
                                                     =========        =========

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31:

                                                      1994      1993      1992
                                                      ----      ----      ----

Federal income taxes at statutory rates ..........    34.0%     34.0%    (34.0)%
Nondeductible amortization .......................     8.1       3.5      --
Other permanent differences ......................     1.6       5.3       1.1
Utilization of operating loss carryforwards ......     --       (4.0)     --
Income tax effect of PVNS settlement .............    (7.8)      --       --
Subsidiary losses not benefitted .................     --        --        9.0
State income taxes ...............................     2.5       3.1        .5
Permanent tax deductions related to
  subsidiary liquidations ........................     --        --      (11.1)
Change in deferred tax asset valuation
  allowance ......................................     --       (7.7)      --
Changes in prior year estimates and other ........    (3.2)      1.5        .4
                                                     -----      -----    -----

Effective income tax rate ........................    35.2%     35.7%    (34.1)%
                                                     =====      =====    =====


The Company adopted FAS 109 effective January 1, 1993, resulting in a change in accounting for income taxes from the deferred method to an asset and liability approach. The change in accounting method includes the recognition of a deferred tax asset related to a covenant not to compete that was previously expensed for financial reporting purposes. A deferred tax asset for the covenant was not previously recognized. Recognition of this asset under FAS 109 did not have a material impact on the Company's January 1, 1993 balance sheet as management's assessment at the time indicated that the amount should have been fully offset by a deferred tax asset valuation allowance. During the fourth quarter of 1993, the Company determined, based principally on consistent 1993 earnings, that the future tax benefits associated with this deferred tax asset would most likely be realized and release of the valuation allowance in the amount of $100,980 was therefore appropriate.

NOTE 9 - EMPLOYEE BENEFIT PLANS:


The Company provides 401(k) savings plans for its employees who may contribute up to a certain percentage of their annual gross wages into the plans, with the Company matching the employees' contributions up to certain levels, as defined in the plans. Company contributions were $124,011 in 1994, $23,888 in 1993, and $21,874 in 1992.

NOTE 10 - STOCK OPTIONS:

In May 1988, the Company adopted the 1988 Stock Option Plan, as amended in May 1989 and December 1993 ("1988 Plan"), which reserves 600,000 common shares for issuance to officers, directors and employees of the Company. In December 1993, the Company adopted the 1993 Employee Stock Option Plan ("1993 Plan") which reserves 1,000,000 common shares for issuance to officers and employees of the Company.

Options under the 1988 and 1993 Plans are granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant in the case of incentive stock options. Nonqualified option grants are at 85% of the fair market value under the 1988 Plan and as determined by the Stock Option Committee under the 1993 Plan. All options generally vest over a five year period from the date of grant and expire within ten years. The Plans restrict the rights to exercise based on employment status and percentage of stock ownership in accordance with Section 422 of the Internal Revenue Code.

The following schedule summarizes the changes in options outstanding under the 1988 and 1993 Plans:

                                                     SHARES         PRICE RANGE
                                                     ------         -----------

Outstanding, December 31, 1991 ............          405,000      $ .85 - 1.67
     Granted ..............................          182,500        .60 - 1.30
     Cancelled ............................          (35,000)       .85 - 1.14
                                                                    ------------
Outstanding, December 31, 1992 ............          552,500        .60 - 1.67
     Granted ..............................          350,000       1.38 - 1.94
     Cancelled ............................          (52,500)       .60 - 1.67
                                                                    ------------
Outstanding, December 31, 1993 ............          850,000        .60 - 1.94
     Granted ..............................          405,000       1.38 - 2.13
     Exercised ............................          (46,000)       .60 - 1.67
     Cancelled ............................          (97,500)       .60 - 1.67
                                                  ------------

Outstanding, December 31, 1994 ............        1,111,500
                                                  =============

At December 31, 1994, options to purchase 302,000 shares were exercisable and options to purchase 442,500 shares were available for future grant.

In December 1993, the Company also adopted the 1993 Executive Security Stock Option Plan ("1993 Executive Plan") which reserves 500,000 common shares for issuance to officers of the Company. The option price for all grants under the 1993 Executive Plan is $.50 per share. The options are exercisable only if the officer's employment is terminated without cause or a majority of the issued and outstanding common shares is acquired by a person or group not including the current president of the Company. The Company will recognize compensation expense related to these options if and when such events occur. Two officers have been granted a total of 325,000 nonqualified options under the 1993 Executive Plan. None of the options are currently exercisable. The options expire in ten years.

Effective April 1992, the Company granted stock options (not included in the 1988 Plan or 1993 Plans described above) to the then president of the Company and a current officer and director of the Company in connection with the extension of their employment agreements. Each stock option entitles the holder to purchase a total of 250,000 restricted shares of the Company's common stock at $1.50 per share. The options fully vest and are exercisable on January 1, 1996. The options expire on April 29, 1996. In June 1992, the Company granted a similar stock option for 250,000 restricted shares to a director of the Company.

Compensation associated with options granted at less than quoted market value is expensed over the vesting period and totalled $10,385 in 1994, $18,160 in 1993 and $7,230 in 1992.

NOTE 11 - STOCK WARRANTS:

In connection with the initial public offering in November 1988, the Company had two classes of outstanding public warrants to purchase a total of 2,666,667 shares of the Company's common stock at prices of $1.50 per share for the Class A warrants and $2.00 per share for the Class B warrants. Both the Class A and Class B warrants were scheduled to expire on December 31, 1993; however, on November 2, 1993, the Company called the public warrants for redemption on or before December 3, 1993. In connection with the Company's 1993 Warrant Offering, 1,228,557 Class A warrants and 397,779 Class B warrants were exercised and the Company received gross proceeds of approximately $2,638,000, less offering costs of approximately $276,000. Any unexercised public warrants expired and were redeemed by the Company for $.0075 per warrant.

In connection with the initial public offering in November 1988, the underwriter received options to purchase 10,000 units consisting of a total of 133,334 shares of common stock and 133,333 each of Class A and Class B warrants. During 1991 and 1992, all of the underwriter units were exercised with total proceeds of $120,000 received by the Company. The Class A and Class B warrants included in the underwriter units were exercisable at 125% of the exercise price of the public Class A and Class B warrants and expired December 31, 1993. None of the warrants were exercised.

In April 1992, the Company entered into an agreement with a consulting firm to provide services to the Company for a one-year term. In consideration of these services, the consulting firm was issued warrants to purchase 220,000 shares of common stock of the Company. In October 1994, 50,000 warrants were redeemed by the Company for a nominal amount. In connection with the Company's 1993 Warrant Offering, the remaining 170,000 warrants were exercised at $1.50 per share.
The Company received proceeds of $255,000 from the warrant exercise.

In April 1992, the Company entered into an agreement with an investment banking firm to provide investment banking services to the Company for a two and one-half year term. In consideration of these services, the investment banking firm was granted warrants to purchase up to 350,000 shares of common stock of the Company at $1.50 per share exercisable from January 1, 1993 to June 30, 1996. The warrants were assigned a value of approximately $16,500, which is being amortized over the term of the service agreement, and include customary demand and piggyback registration rights for the underlying shares. As of December 31, 1994, none of the warrants have been exercised.

In May 1992, the Company entered into an agreement with a public relations firm to provide consultation to the Company. In addition to a monthly fee, the public relations firm was granted warrants to purchase up to 64,000 shares of the Company's common stock at $1.56 per share, exercisable immediately for a period of five years. The warrants were assigned a value of approximately $2,000, which is being amortized over the term of the service agreement, and include customary piggyback registration rights for the underlying shares. As of December 31, 1994, none of the warrants have been exercised.

In June 1993, in connection with the issuance of the subordinated note payable to finance the acquisition of PVNS and a guarantee of the PVNS Note, the Payees were granted warrants to purchase a total of 1,000,000 shares of the Company's common stock for the price of $1.45625 per share, which are exercisable anytime prior to June 29, 1998. As of December 31, 1994, none of the warrants have been exercised. The warrants were assigned a value of $150,000, which is being amortized over a five year period, and include customary demand and piggyback registration rights for the underlying shares. Also, as described in Note 6, these individuals were granted warrants to purchase preferred stock of the Company.

On July 21, 1993, in connection with the guarantee of the Company's Bank debt, including the Bank debt of PVNS, the president and another director of the Company were also granted warrants to purchase a total of 713,000 shares of the Company's common stock at prices ranging from $1.2375 to $1.5844 per share, which are exercisable anytime prior to the one-year anniversary of the date that their guarantees are no longer required by the Bank. As of December 31, 1994, none of the warrants have been exercised. The warrants were assigned a value of $50,000, which is being amortized over a two year period, and include customary demand and piggyback registration rights for the underlying shares.

NOTE 12 - RELATED PARTY TRANSACTIONS:

As more fully described in Notes 5 and 6, the Company borrowed various amounts from the president, another director and a shareholder of the Company. All such loans were repaid as of December 31, 1994. However, these individuals continue to guarantee and collaterize various borrowings by the Company from unrelated third parties.

Through April 30, 1994, the president and another director of the Company were stockholders of a company that sold office supplies to the Company. Total purchases from this company were $73,708 in 1994, $112,878 in 1993, and $1,178 in 1992.

As described in Note 2, the Company acquired substantially all of the operating assets of Preferred, of which the president and another director of the Company were shareholders.

In 1993, as compensation for services rendered in connection with the Company's acquisition of PVNS, a shareholder was awarded 100,000 shares of unregistered restricted stock valued at $83,500.

In March 1993, the Company sold the rights to its home infusion software programs to a start-up company, Sequel Solutions, Inc. ("SSI"), owned by a group of employees (including a shareholder who was also a director of the Company). In connection with the sale, the Company received notes of $335,000 which were reserved to their cost basis of $245,000. No gain was recognized at the sale date because the Company concluded that the business risks had not transferred to SSI because it was a thinly capitalized start-up company and the related party aspects of the transaction. After the sale, the Company provided personnel, office space and administrative services to SSI in 1993 for which the Company received a reimbursement of approximately $56,000. The Company utilizes the software support services provided by SSI for which the Company paid $13,670 in 1994 and $6,610 in 1993. In December 1993, the Company entered into an agreement with the above referenced individual in which the Company exchanged the aforementioned notes and its future rights to royalties from the SSI software sales in return for the relinquishment by such individual of all rights to past and future bonuses stipulated in an employment agreement. As a result of this agreement, the Company recorded a pretax charge to income of $26,000 in 1993, which is included in general and administrative expenses.

NOTE 13 - LEASE COMMITMENTS:

At of December 31, 1994, future minimum payments under noncancellable lease obligations for office space and various property and equipment, were as follows:
                                                       Capital         Operating
                                                       LEASES            LEASES
                                                       -------          -------

1995                                                 $  254,249       $1,707,752
1996                                                    236,077        1,270,316
1997                                                    209,426          620,470
1998                                                     85,051          116,106
1999 and thereafter ...........................          36,905            3,060
                                                     ----------       ----------

Total minimum lease payments ..................         821,708       $3,717,704
                                                                      ==========
Less imputed interest .........................        (122,304)
                                                     ----------
Present value of minimum lease payment ........         699,404
Less current portion ..........................        (193,275)
                                                     ----------
Noncurrent portion ............................      $  506,129
                                                     ==========

The amounts under capital leases above are included in notes payable and other debt in Note 5.

Rental expense under noncancellable operating leases was $2,389,410 in 1994, $632,049 in 1993 and $238,160 in 1992.

NOTE 14 - GAIN ON SALE OF MINORITY INTEREST:

In June 1994, the Company sold a 20% ownership interest and a 5% net profits interest in its then existing Pensacola, Florida homecare business for cash and realized a pretax gain of $128,500. The acquiring company also holds a 12-1/2% net profits interest in this business which it received for services provided in connection with the start-up of this operation in April 1994.

NOTE 15 - SUBSEQUENT ACQUISITION:

On January 31, 1995, the Company acquired certain assets, consisting primarily of inventory, equipment, provider contracts and a customer base, of PharmaThera, Inc.'s branch operation in Pensacola, Florida ("PharmaThera Branch") for cash of approximately $56,000 and two notes with net obligations totalling approximately $566,000, which are payable to the seller over six and fifteen-month periods through May 15, 1996, and are subject to a reduction of up to $100,000 based on certain performance criteria of the post acquisition operations. The acquisition will be accounted for by the purchase method. Accordingly, the results of operations of the PharmaThera Branch will be included with those of the Company for periods subsequent to the acquisition date. The price paid for the provider contracts and customer base, together with related acquisition costs, will be allocated to purchased contracts and amortized over ten years. The acquisition of the PharmaThera Branch is not material to the Company's financial position and results of operations. Accordingly, pro forma combined results of operations of the Company, including the PharmaThera Branch, are not presented.

                                                            SCHEDULE VIII


                            MEDICAL INNOVATIONS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                     ---------------------------
                                    Balance at       Charged to        Charged
                                    beginning        costs and         to other                     Balance at
                                    OF PERIOD        EXPENSES          ACCOUNTS       DEDUCTIONS   END OF PERIOD
                                    ----------       ----------        --------       ----------   -------------
DECEMBER 31, 1994

Allowance for doubtful accounts .   $  572,330      $  892,611      $   67,000(A)   $  803,785(B)   $  728,156
Reserve for government settlement
   programs .....................      893,126          54,000         974,931(C)      533,000(D)    1,784,256
                                                                       962,625(A)      567,426(E)
DECEMBER 31, 1993

Allowance for doubtful accounts .      141,553         622,536         285,000(F)      476,759(B)      572,330
Reserve for government settlement
   programs .....................         --                           893,126(F)                      893,126



(A) Recorded in connection with the acquisition of PRN Nevada, effective
    April 1, 1994.
(B) Bad debts charged off against allowance.
(C) Recorded in connection with PVNS settlement.
(D) Reduction in PVNS reserve credited to income.
(E) Utilization of reserve for settlement of PVNS and PRN Nevada preacquisition Cost Reports.
(F) Recorded in connection with the acquisition of PVNS, effective May 1, 1993.