Form 10-Q/A
period 1995-09-30
MEDICAL INNOVATIONS INC /DE/
filed 1996-01-02
CIK 835908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                         Commission File Number 0-17787

                            MEDICAL INNOVATIONS, INC.
             (Exact Name of Registrant As Specified In Its Charter)

                 Delaware                                     76-0280551
(State or Other Jurisdiction of Incorporation      (IRS Employer Identification
              or Organization)                                Number)

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

                                TABLE OF CONTENTS

                                                                          PAGE
Part I. Condensed Financial Information
  Item 1. Financial Statements
    Consolidated Balance Sheets .......................................    1
    Consolidated Statements of Income .................................    2
    Consolidated Statements of Cash Flows .............................    3
    Notes to Unaudited Condensed Consolidated Financial Statements ....    5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................   12

Part II. Other Information ............................................   19

Signatures ............................................................   20

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                                     September 30,  December 31,
                                                         1995           1994
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------
                          ASSETS
Current assets:
 Cash and cash equivalents .........................   $   623,126   $ 1,415,294
 Short-term investments ............................          --         201,000
 Accounts receivable, net ..........................    11,810,955     9,830,269
 Inventories .......................................       255,246       257,360
 Deferred income taxes .............................       723,329       347,047
 Other .............................................       733,101       532,046
                                                       -----------   -----------
 Total current assets ..............................    14,145,757    12,583,016

 Property and equipment, net .......................     2,056,374     1,926,209
 Excess cost over net assets of acquired companies,
     net of amortization of $684,761 and $438,896 ..    12,085,568    12,258,000
 Other, net ........................................     1,247,142       825,656
                                                       -----------   -----------
 Total assets ......................................   $29,534,841   $27,592,881
                                                       ===========   ===========

Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable and other debt ......................   $11,054,091   $ 1,773,798
 Accounts payable and accrued liabilities ..........     2,598,982     2,690,836
 Accrued compensation and benefits .................     2,962,888     2,450,995
 Reserve for government program settlements ........     1,271,104     1,784,256
 Income taxes payable ..............................       916,932        70,773
                                                       -----------   -----------
         Total current liabilities .................    18,803,997     8,770,658

 Notes payable and other debt ......................       958,331    10,040,016
 Other accrued liabilities .........................       501,302       678,236
 Deferred income taxes .............................        80,430        32,804
                                                       -----------   -----------
         Total liabilities .........................    20,344,060    19,521,714
                                                       -----------   -----------
Stockholders' equity:
 Preferred stock - par value $.01 per share;
    3,000,000 shares authorized, none issued
    or outstanding .................................          --            --
 Common stock - par value $.0075 per share;
    75,000,000 shares authorized, 15,923,873
    and 15,828,873 shares issued and outstanding ...       119,429       118,717
 Additional paid-in capital ........................     7,502,134     7,349,517
 Retained earnings .................................     1,569,218       602,933
                                                       -----------   -----------
         Total stockholders' equity ................     9,190,781     8,071,167
                                                       -----------   -----------
 Commitments and contingencies .....................          --            --
                                                       -----------   -----------
         Total liabilities and stockholders' equity    $29,534,841   $27,592,881
                                                       ===========   ===========

      (See notes to unaudited condensed consolidated financial statements)

                    MEDICAL INNOVATIONS, INC. & SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                        September 30,
                                                                ------------------------------        ------------------------------
                                                                    1995               1994               1995               1994
                                                                -----------        -----------        -----------        -----------
Revenues ...............................................        $17,925,508        $16,000,410        $51,883,610        $44,163,172

Costs and expenses:
  Direct patient care ..................................         10,970,758         10,353,720         31,721,341         27,214,988
  Selling, general and administrative ..................          5,809,681          4,876,275         17,229,447         14,898,224
  Provision for doubtful accounts ......................            247,130            216,233            573,566            473,652
                                                                -----------        -----------        -----------        -----------
                                                                 17,027,569         15,446,228         49,524,354         42,586,864
                                                                -----------        -----------        -----------        -----------
Income from operations .................................            897,939            554,182          2,359,256          1,576,308

Gain on sale of minority interest ......................               --                 --                 --              128,500
Interest expense .......................................            307,802            266,972            837,498            609,225
                                                                -----------        -----------        -----------        -----------
Income before income taxes .............................            590,137            287,210          1,521,758          1,095,583
Provision for income taxes .............................            239,921            116,231            555,473            456,732
                                                                -----------        -----------        -----------        -----------
Net income .............................................        $   350,216        $   170,979        $   966,285        $   638,851
                                                                ===========        ===========        ===========        ===========
Net income per common and common
    equivalent share ...................................        $      0.02        $      0.01        $      0.06        $      0.04
                                                                ===========        ===========        ===========        ===========
Weighted average common and common
    equivalent shares outstanding ......................         17,214,684         17,662,319         16,671,056         17,755,750
                                                                ===========        ===========        ===========        ===========

      (See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------
Cash flows from operating activities:
  Net income .....................................   $   966,285    $   638,851
  Noncash adjustments:
    Depreciation and amortization ................       823,221        546,886
    Provision for doubtful accounts ..............       573,566        473,652
    Deferred income taxes ........................      (328,656)         9,790
    Other ........................................         7,702

  Changes in operating assets and liabilities,
     net of acquisitions:
    Accounts receivable ..........................    (2,554,252)    (3,089,303)
    Income taxes .................................       863,703        155,825
    Other assets .................................        (1,007)      (251,826
    Accounts payable and  accrued liabilities,
       including compensation and benefits .......       217,201        519,932
    Reserve for government program settlements ...      (513,152)      (635,924)
    Other liabilities ............................      (265,019)       (59,760)
                                                     -----------    -----------
    Net cash used by operating activities ........      (218,110)    (1,684,175)
                                                     -----------    -----------
Cash flows from investing activities:
  Acquisition of PharmaThera Branch ..............       (56,468)          --
  Acquisition of PRN Nevada ......................          --         (907,533)
  Acquisition of STAT ............................          --         (276,992)
  Acquisition and merger transaction expenses ....       (92,487)       (56,086)
  Acquisition of property and equipment, net .....      (164,821)    (1,016,448)
  Other ..........................................          --            9,125
                                                     -----------    -----------
    Net cash used by investing activities ........      (313,776)    (2,247,934)
                                                     -----------    -----------

(See notes to unaudited condensed consolidated financial statements)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                               1995          1994
                                                          -----------    -----------
Cash flows from financing activities:
  Proceeds from notes payable .........................   $    50,438    $ 8,226,082
  Proceeds from demand loan payable to
     related parties ..................................       300,000      2,100,000
  Revolving credit facilities:
     Borrowings .......................................     9,470,000      9,161,764
     Repayments .......................................    (8,720,020)    (7,186,764)
  Payments on notes payable and capital lease
     obligations, including related party loans .......    (1,570,558)    (9,611,834)
  Payments on obligation to former owners of PVNS .....       203,838           --
  Proceeds from exercise of stock options .............         6,000         51,882
  Issuance of stock ...................................          --          (10,270)
                                                          -----------    -----------
       Net cash provided (used) by financing activities      (260,302)     2,730,860
                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents ..      (792,168)    (1,201,249)

Cash and cash equivalents at beginning of period ......     1,415,294      1,982,875
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $   623,126    $   781,626
                                                          ===========    ===========
Cash paid during the period for:
  Interest ............................................   $   849,675    $   643,642
  Income taxes ........................................        23,791        274,876

Non-cash transactions (not otherwise disclosed):
  Assets acquired under capitalized lease obligations .       295,772        246,819
  Issuance of stock to acquire minority interest ......       143,437           --

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

NOTE 3 - ACQUISITION AND PRO FORMA INFORMATION:

Physician's Visiting Nurse Service

Effective May 1, 1993, the Company purchased all of the outstanding common stock of Physician's Visiting Nurse Service, Inc. ("PVNS") for total consideration of approximately $7,743,000, as adjusted for the settlement described below. In connection therewith, the Company entered into agreements to make future payments to the former owners resulting in a total obligation of approximately $1,295,000, net of amounts attributable to compensation and imputed interest at 7-1/2%. This obligation, which is included in accrued liabilities at September 30, 1995 and December 31, 1994, is secured by accounts receivable of the Company, is payable in approximately equal monthly installments through June 1998 and is not contingent upon any future event or action by the Company or the former owners. Of the remaining obligation of $751,790 at September 30,1995, approximately $289,000 is classified as current. Effective November 18, 1994, the Company entered into an agreement with the former owners of PVNS to settle claims for certain acquisition contingencies. In connection with the settlement, the Company received (i) 850,000 shares of its common stock issued to the former owners and escrowed since the acquisition date, which were valued at $1.50 per share, the fair market value at the settlement date, and (ii) a reduction of $275,000 in the principal amount of the PVNS Note (see Note 6), in exchange for the release of all further obligations under an indemnification received by the Company from the former owners for acquisition contingencies. As a result, the Company assumed and recorded total estimated liabilities, aggregating approximately $1,265,000, pertaining to any adjustments from open pre-acquisition Medicare cost reimbursement reports ("Cost Reports") (see also Note 7) and other matters for which the Company received the settlement consideration as set forth above.


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

Prior to the combination, HHCC's fiscal year ended on March 31, which has been subsequently changed to conform with that of the Company. HHCC's results of operations for the fiscal year ended March 31, 1995 are combined with the Company for the year ended December 31, 1994. Accordingly, the Company's results of operations for the three months ended March 31, 1995 do not include HHCC. Separate results of operations of the Company and HHCC for the pre-merger interim periods included herein and for the year ended December 31, 1994 are as follows:

     Revenues                            Company          HHCC        Combined

Three months ended:
   March 31, 1995 ...................   $15,927,991   $         -    $15,927,991
   September 30, 1994 ...............   $15,728,393   $   272,017    $16,000,410
Nine months ended September 30, 1994    $43,138,609   $ 1,024,563    $44,163,172
Year ended December 31, 1994 ........   $59,110,330   $ 1,267,818    $60,378,148

     Net income (loss)

Three months ended:
   March 31, 1995 ...................   $   261,391   $         -    $   261,391
   September 30, 1994 ...............   $   201,835   $   (30,856)   $   170,979
Nine months ended September 30, 1994    $   614,261   $    24,590    $   638,851
Year ended December 31, 1994 ........   $   804,026   $  (194,220)   $   609,806

Transaction costs of $240,039 (without income tax benefit) were incurred by the Company and HHCC, of which $61,774 were expensed in the three month period ended June 30, 1995. The remaining costs of $178,265, which were incurred by HHCC in the fiscal year ended March 31, 1995, were included in the restated combined net income for the year ended December 31, 1994.

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

Pro forma information

The pro forma combined results of operations of the Company and its 1994 and 1995 acquisitions (STAT, PRN Nevada and PharmaThera Branch) and the 1995 merger
(HHCC), after giving effect to certain pro forma adjustments and assuming these acquisitions and the merger had been completed as of the beginning of the respective nine month periods ended September 30, are as follows:

                                                     1995                1994
                                                  -----------        -----------
Revenue ..................................        $52,191,000        $48,040,000
Net income ...............................        $   983,000        $   743,000
Net income per common and
   common equivalent share ...............        $       .06        $       .04

The pro forma information is not necessarily indicative of results which may occur in the future.

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable at September 30, 1995 consist of the following:

         Accounts receivable                                    $12,692,571
         Less allowance for doubtful accounts                       881,616
                                                                -----------
                                                                $11,810,955
                                                                ===========
NOTE 5 - INCOME TAXES:

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate for the nine month periods ended September 30:
                                                            1995         1994
                                                            ----         ----
Federal income tax at statutory rate ..............         34.0%        34.0%
Nondeductible amortization ........................          5.3%         5.6%
Recovery of nontaxable payroll related costs ......         (5.5)%         --
Other permanent differences .......................          2.0%          .7%
State taxes .......................................           .7%         1.4%
                                                             ----         ----
Effective tax rate ................................         36.5%        41.7%
                                                             ====         ====


NOTE 6 -  NOTES PAYABLE AND OTHER DEBT:

Notes payable and other debt at September 30, 1995 consist of the following:

Bank revolving credit facilities ...............................   $  4,175,000

Notes payable to Bank ..........................................      5,450,000

Term note payable to Bank ......................................        100,000

Notes payable to former owners of PVNS .........................        361,303

Note payable to former owner of PRN Nevada .....................        464,502

Notes payable to former owner of PharmaThera Branch ............        470,419

Notes payable to Bank and others in monthly installments
totalling approximately $7,040, including interest ranging
from prime (8.75% at September 30,1995) to 11.5%, with various
maturities through 1998, secured by property and equipment .....         95,522

Capital lease obligations ......................................        895,676
                                                                     12,012,422
Less current portion ...........................................    (11,054,091)

Noncurrent portion .............................................   $    958,331
                                                                   ============
                                        8
Bank Revolving Credit Facilities

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

In May 1995, the Company entered into an additional revolving credit facility with the Bank in the amount of $1,000,000. This new credit facility, which was obtained for working capital purposes, is secured by a first priority lien on all accounts receivable of the Company and is guaranteed by the president and another director of the Company. Interest only at the prime rate (8.75% at September 30, 1995) is due monthly through the extended maturity date of April 1, 1996.

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

Notes Payable to Former Owners of PVNS

In connection with the acquisition of PVNS in 1993, the Company issued a $1,000,000 note payable to the former owners of PVNS ("PVNS Note"), which is secured by a subordinated lien on accounts receivable of the Company and is guaranteed by the president of the Company. In January 1994, the Company repaid principal of $306,000 on this note, pursuant to its contractual obligation to apply as debt reduction, a portion of the net proceeds from the Company's offering of common stock in connection with the exercise of various outstanding warrants ("Warrant Offering") completed in December 1993. Also, the principal balance of the PVNS Note was further reduced by $275,000 in November 1994 as a result of the settlement with the former owners of PVNS as more fully described in Note 3. This note reduction was also

                                        9

required to be applied to principal in inverse order of maturity. Scheduled monthly principal payments of $20,833 commenced on August 1, 1994, together with interest at prime, which increased to prime plus 1% (9.75% at September 30, 1995) on June 28, 1995. At September 30, 1995, the principal balance of the PVNS Note was $106,505.

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

In connection with making this subordinated loan, the Payees were granted warrants to purchase 100 shares of the Company's preferred stock at $100 per share. As previously described, the collateral (marketable securities) that the Payees pledged to the Bank as security for the New Term Note was, prior to the refinancing, held by the Bank as security for a loan to the Payees which was used by the Payees to make loans to the Company. Thus, the Payees' risk position has not significantly changed and accordingly, the agreement governing the preferred stock warrants has been amended so that the warrants remain outstanding under substantially the same terms, except that the exercisability of the warrants now relates to the New Term Note rather than the subordinated loan. Such warrants are now exercisable only in the event of

                                       10
certain defaults of the Company or the Payees under the New Term Note or the related collateral maintenance agreements with the Bank, or in the event the Bank liquidates the Payees' collateral. The warrants expire when the aggregate outstanding balance of the New Term Note and the PVNS Note is $1,175,000 or less and the Company is not in default under the New Term Note. If the warrants are exercised and the aggregate outstanding balance of the New Term Note and the PVNS Note is $3,625,000 or more, the holders of the preferred stock have the right to elect seven of thirteen Company directors. At all other times after warrant exercise, the holders of the preferred stock have the right to elect three of nine Company directors. If the warrants are exercised, the Company may redeem the preferred stock, at the price of $100 per share, anytime after the outstanding principal balance on the New Term Note and the PVNS Note is less than $1,175,000. At September 30, 1995, the aggregate principal outstanding on the New Term Note and the PVNS Note was $5,556,505.

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

As more fully described in Note 3, the Company entered into a settlement in November 1994 with the former owners of PVNS pertaining to various acquisition contingencies including open pre-acquisition Medicare Cost Reports. In connection with this settlement, the Company assumed the total liability and increased the reserve for estimated final adjustments to the preacquisition PVNS Medicare Cost Reports, which were previously the responsibility of the former owners of PVNS. In October 1995, final audit adjustments for these Cost Reports were received from the Medicare intermediary in a total amount less than the reserve established. Certain post-acquisition PVNS Medicare Cost Reports also remain open for examination and a reserve has been established for estimated adjustments thereto.

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

In reviewing its reserve for government program settlements for adequacy, the Company considers, among other factors, recent Medicare and other intermediary audit results, the effect of final adjustments on open Cost Reports, recent interpretations of regulations and cost reporting principles, and other available current information.
                                       11

As a result of the foregoing, management believes the Company's reserve for government program settlements is adequate to cover estimated adjustments to open Medicare Cost Reports and estimated losses from other government programs, and that final determinations in connection therewith will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 8 - ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS:

Effective January 1, 1995, the Company adopted a new standard (Statement of Financial Accounting Standards No. 121) which covers the accounting for the impairment of long-lived assets such as "excess cost over net assets of acquired companies." The Company believes that its previous impairment policy was substantially similar to the new requirements. Accordingly, the new standard did not have a significant effect on the Company's financial position or results of operations. The Company's revised policy is described in the following paragraph.

The Company reviews the realizability of the "excess cost over net assets of acquired companies" whenever events or circumstances occur, such as competitive pressures, technological advancements or regulatory changes, which indicate the recorded cost may not be recoverable. If such a review indicates that the undiscounted future cash flow from operations of the acquired business is less than the recorded asset, its carrying amount will be reduced to its estimated fair value.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS. The following table presents selected financial information as a percentage of revenues for the periods indicated (including the restatement to reflect the merger with HHCC in May 1995, which was accounted for as a pooling of interests):
                                                 PERCENTAGE OF REVENUES
                                              --------------------------------
                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                           --------------       --------------
                                            1995     1994       1995     1994
                                           -----    -----       -----    -----

Revenues ...............................  100.0%   100.0%      100.0%   100.0%

Direct patient care ....................   61.2%    64.7%       61.2%    61.6%
Selling, general and administrative ....   32.4%    30.4%       33.2%    33.8%
Provision for doubtful accounts ........    1.4%     1.4%        1.1%     1.1%
                                           -----    -----       -----    -----

Income from operations .................    5.0%     3.5%        4.5%     3.5%

Gain on sale of minority interest ......     --       --          --       .3%
Interest expense .......................    1.7%     1.7%        1.6%     1.4%
                                           -----    -----       -----    -----
Income before taxes ....................    3.3%     1.8%        2.9%     2.4%
Provision for income taxes .............    1.3%      .7%        1.0%     1.0%
                                           -----    -----       -----    -----

Net income .............................    2.0%     1.1%        1.9%     1.4%
                                           =====    =====       =====    =====
                                       12

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

DIRECT PATIENT CARE. Costs of direct patient care in the third quarter of 1995 were $10,970,758, an increase of $617,038, or 6.0%, over the third quarter of 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such costs were 61.2% in the third quarter of 1995, compared to 64.7% in the third quarter of 1994. The decrease as a percentage of revenues is attributable to several factors, including (i) the increase in management services revenue, which carries no direct patient care cost, (ii) elimination of unprofitable nurse staffing services in one of the Houston, Texas branches, which had a higher than normal direct patient care cost as a percentage of revenues, (iii) reduction in employee injury claims in the self-insured Texas nursing and homemaker operations and (iv) the substantial increase in pharmacy revenues which have a lower direct patient care cost as a percentage of revenues than nursing services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the third quarter of 1995, selling, general and administrative expenses were $5,809,681, an increase of $933,406, or 19.1%, over the third quarter of 1994. A large portion of the increase amounting to approximately $690,000 is attributable to the addition of key management and other administrative personnel in the clinical operating divisions to support the Company's growth. The remaining increase consists primarily of $132,000 associated with the Pharma-Thera Branch which was acquired on January 31, 1995 and $86,000 due to increased overhead in the management services division to support additional contracts. Corporate overhead increased nominally between the two comparable periods. As a result of the foregoing, such expenses, as a percentage of revenues, increased to 32.4% in the third quarter of 1995, compared to 30.4% in the third quarter of 1994.

INCOME FROM OPERATIONS. Income from operations was $897,939 in the third quarter of 1995, an increase of $343,757, or 62.0%, over the third quarter of 1994. The increase is primarily attributable to management services contracts entered into after September 30, 1994, which increased profitability by $419,000. Additionally, the Company benefited from the closure of its New Jersey operation in July 1995 where losses were reduced by $91,000 in the third quarter of 1995, compared to the same period in 1994. These increases were offset by a revenue decrease of $108,000 in the PRN Nevada nursing operations and losses of $73,000 incurred in the Florida operation which is expected to reach break-even during the fourth quarter of 1995. Further, in the third quarter of 1994, income of $333,000 was recognized in connection with a change in estimate of the reserve for government program settlements that resulted from favorable revisions in proposed audit adjustments and reopenings of the PVNS Medicare Cost Reports for the years ended June 30, 1990 and 1991.

                                       13

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

REVENUES. Revenues for the nine months ended September 30, 1995 were $51,883,610, an increase of $7,720,438, or 17.5%, over revenues of $44,163,172 for the same period in 1994. Of this increase, approximately $2,658,000 was due to the acquisition of PRN Nevada effective April 1, 1994. The first nine months of 1995 included nine months of PRN Nevada revenues, while the comparable period in 1994 included only six months of PRN Nevada revenues. Also, an increase of approximately $562,000 is attributable to the PharmaThera Branch acquisition on January 31, 1995. The management services division's revenues increased by $740,000, or 64.2%, primarily as the result of contracts entered into after September 30, 1994. The remaining increase of $3,760,000 was comprised of (i) an increase in revenues of $4,170,000, or 13.6%, in the Texas nursing and pharmacy operations, (ii) an increase in revenues from Virginia nursing and pharmacy operations of $1,005,000, or 20.0%, (iii) a decrease in revenues of $763,000, or 54.7%, in the New Jersey operation which was closed in July 1995, and (iv) a decrease in revenues of $615,000, or 10.6%, in the PRN Nevada nursing operations. On a company-wide basis, in the nine months ended September 30, 1995, nursing and related revenues increased by $4,301,000, or 14.3%, homemaker revenues increased by $1,254,000, or 14.5%, and pharmacy revenues increased $1,451,000, or 32.6%, compared to the same period in 1994.

DIRECT PATIENT CARE. Costs of direct patient care in the nine months ended September 30, 1995 were $31,721,341, an increase of $4,506,353, or 16.6%, over the nine months ended September 30, 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such costs were 61.1% in the nine months ended September 30, 1995, compared to 61.6% in the nine months ended September 30, 1994. The decrease is primarily attributable to the increase in management services revenue, which carries no direct patient care cost, and to a lesser extent, the reasons set forth above under DIRECT PATIENT CARE for the three months ended September 30, 1995 and 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the nine months ended September 30, 1995, selling, general and administrative expenses were $17,229,447, an increase of $2,331,223, or 15.7%, over the nine months ended September 30, 1994. A large portion of the increase amounting to approximately $1,500,000 is attributable to the addition of key management and other administrative personnel in the clinical operating divisions and increased corporate overhead (primarily personnel) to support the Company's growth. Also, $725,000 of the increase is associated with the PRN Nevada acquisition, effective April 1, 1994. The nine months ended September 30, 1995 included nine months of PRN Nevada selling, general and administrative expenses, while the comparable period in 1994 included only six months of such expenses. Additionally, an increase of $357,000 is attributable to the PharmaThera Branch which was acquired on January 31, 1995. During the nine months ended September 30, 1995, selling, general and administrative expenses were reduced by approximately $245,000, resulting from the abatement of nonrecurring payroll tax penalties and interest attributable to prior periods. As a percentage of revenues, selling, general and administrative expenses were consistent in the comparable nine month periods ended September 30.

INCOME FROM OPERATIONS. Income from operations was $2,359,256 in the nine months ended September 30, 1995, an increase of $782,948, or 49.7%, over the nine months ended September 30, 1994. The increase is attributable to growth in the management services division, which had an increase in income from operations of $1,023,000. Also, income from the Texas operations increased 13.1%, or $331,000. In
                                       14

the nine months ended September 30, 1995, a recovery of certain nonrecurring payroll related costs reduced selling, general and administrative expense by $245,000, thus increasing income from operations. These increases in the nine months ended September 30, 1995 were offset by increased corporate overhead of $482,000 to support the growth and losses of $172,000 in the Florida operation, which had only nominal losses in the comparable 1994 period. Emphasis has been placed on improving the operating results in Florida and such operation is projected to reach break-even in the fourth quarter of 1995. The New Jersey operation, which was closed in July 1995 at a nominal cost, had operating losses of $172,000 for the nine months ended September 30, 1995, compared to losses of $85,000 for the same period in 1994. In the nine months ended September 30, 1995, the Company incurred transaction costs of approximately $62,000 in connection with the merger with HHCC. Further, in the nine months ended September 30, 1994, income of $533,000 was recognized in connection with changes in estimates of the reserve for government program settlements that resulted from the final settlement of the PVNS June 30, 1992 Medicare Cost Report ($200,000) and favorable revisions in proposed audit adjustments and reopenings of the PVNS Medicare Cost Reports for the years ended June 30, 1990 and 1991 ($333,000).

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

PROVISION FOR INCOME TAXES. The effective tax rate for the nine months ended September 30, 1995 was 36.5% compared to 41.7% for the same period in 1994. Such effective tax rate was substantially lower in 1995 primarily due to a permanent book and tax difference created by a nontaxable abatement of certain payroll tax penalties and interest in 1995. See also Note 5 to the accompanying condensed financial statements for more detailed information concerning the items causing the difference between the effective tax rate and the statutory tax rate of 34% for these periods and the differences between the two periods.

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

                                       15
GENERAL

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

During the nine months ended September 30, 1995, primarily for the reasons set forth below in the third paragraph under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES, the Company entered into additional borrowings for working capital purposes, including $1,000,000 from the Bank under a new revolving credit facility with an original maturity date of November 1, 1995 (extended to April 1, 1996 in October 1995) and $300,000 from the Company's president, which was repaid prior to the end of the second quarter. The previously existing revolving credit facilities were also utilized at increased levels.

The Company's stockholders' equity at September 30, 1995 was $9,190,781, which increased approximately $1,120,000 from December 31, 1994, including the effect of the restatement for the merger of HHCC which was accounted for as a pooling of interests. The debt-to-equity ratio remained approximately the same at these dates.

ITEMS  AFFECTING LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company's total debt outstanding (including capitalized lease obligations) will require approximately $12,125,000 for principal and interest payments during the twelve months ending September 30, 1996, based on the assumptions that interest rates and the Company's borrowing levels remain constant and such debt is not refinanced with extended maturity dates. The Company also has commitments under employment agreements to various officers and other employees, as well as an obligation to the former owners of PVNS that requires total payments over the twelve months ending September 30, 1996 of approximately $332,000, as more fully described in Note 3 to the accompanying condensed consolidated financial statements. In addition, the Company is committed under various operating leases (primarily office facilities and equipment), for payments totalling approximately $3,230,000 (including month-to-month leases that are expected to be continued or replaced) over the twelve months ending September 30, 1996. As
                                       16

of September 30, 1995 and through this date, the Company had no other significant commitments and no material planned purchases of property and equipment.

Primary sources of liquidity include cash generated from operations, which has been used to support accounts receivable growth, amounts available under the Company's revolving credit facilities with the Bank and loans from and guarantees of loans by the Company's president and another director (see above and Note 6 in the accompanying condensed consolidated financial statements). At September 30, 1995, (i) approximately $1,440,000 was being withheld by a Medicare intermediary in connection with determination letters issued for the PVNS June 30, 1990 and 1991 Cost Reports which had been reopened, (ii) approximately $1,050,000 of receivable claims were due from the Medicaid intermediary for PRN Nevada that exceed the normal amount of receivables outstanding for this operation (included therein are claims totalling approximately $550,000 relating to timely billing on which an informal appeal for payment has been made to the Nevada Medicaid program), (iii) approximately $1,250,000 were due from a Medicare intermediary for the PVNS 1994 tentative Cost Report settlement and 1995 lump sum payments, (iv) approximately $1,300,000 of receivable claims were due from a Texas welfare program that exceed the normal amount of receivables outstanding for this operation and (v) a receivable of approximately $600,000 was due under a management services contract which is currently in dispute. Such amounts totalling approximately $5,640,000 were somewhat offset by excess and accelerated payments of approximately $1,700,000 received by PRN Nevada from Medicare intermediaries for the 1995 cost reporting period, which credits are included in accounts receivable in the accompanying condensed consolidated balance sheet at September 30, 1995. These withheld and delayed receivable collections (net of excess and accelerated payments) were the primary reasons for the need to obtain the additional working capital loans and in October 1995, to extend the maturity date of the new $1,000,000 revolving credit facility as described above. A substantial portion of the excess and accelerated payments received by PRN Nevada will be repaid as the Medicare intermediaries withhold future cost reimbursements that would normally be paid to PRN Nevada through the end of 1995. With respect to the $5,640,000 in receivables set forth in (i) through (v) above, $4,490,000 is related to timing and documentation delays and as such is not believed to be subject to any material collection risk. Of this amount, the Company has collected $1,633,000 through December 15, 1995 and expects to collect substantially all of the remaining amount ($2,857,000) in the first quarter of 1996. The other $1,150,000 of receivables are in dispute or appeal and thus, the timing and amount of collection are less certain. At September 30, 1995, the Company had reserves of approximately $930,000 attributable to the receivables set forth in (i) through
(v) above, which it believes to be adequate for any loss that will be incurred thereon.

The receivable amounts referred to above, not yet collected as of December 15, 1995, could be withheld longer than expected, could continue to be delayed in collection and could be adversely impacted by third-party determinations. While the Company believes that it is taking appropriate actions to collect the amounts described above and to manage its investment in accounts receivable, its anticipated growth may continue to require cash for working capital in excess of cash generated from operations.

Taking into account the commitments and the matters described above, management believes that the Company's existing capital resources and sources of liquidity are sufficient to finance its existing operations during the next twelve months. If cash generated from operations is less than anticipated, or if other currently unforeseen events occur including the outcome of the matters described above, the Company may be required to seek additional financing. Potential sources of additional financing include private or public equity or debt financing or additional bank financing. The Company's credit facilities with the Bank generally prohibit additional borrowings by the Company without the Bank's consent. Although the Company has historically been able to refinance its debt with the Bank, as needed, there can be no assurance thereof or that the Company would be able to obtain additional or alternative financing, if required, on acceptable terms. In addition, at September 30, 1995, the Company had approximately $11,000,000 of indebtedness due in 1996, consisting primarily of its revolving credit facilities which mature in March 1996 and the New Term Note which matures in June 1996. The Company expects that such indebtedness will be refinanced prior to maturity, although there is no assurance that such debt will be successfully refinanced.
                                       17
RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, a new standard (Statement of Financial Accounting Standards No.
123) was issued which covers the accounting for stock-based compensation, principally stock options. The Company believes at this time, as permitted by the standard, that it will not change its existing accounting for stock options. Additional disclosures, including pro forma effects on income of the difference between existing and the new accounting methods, will be required. The Company is required to adopt the standard no later than January 1, 1996.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index on page 21 for location of exhibits required by Item 601 of Regulation S-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Medical Innovations, Inc.
Date:  January 2, 1996                     By  /S/ Mark H. Fisher
                                                   Mark H. Fisher
                                                   President and Chief Executive
                                                   Officer

                                           By   /S/ David C. Horn
                                                    David C. Horn
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
    NO.                              EXHIBIT
DESCRIPTION

10.37(a) Renewal Revolving Promissory Note by and between Physician's Visiting Nurse Service, Inc. and Texas Commerce Bank National Association, dated November 1, 1995, and attachments.

11        Computation of Per Share Earnings