Form 10-K/A
period 1994-12-31
MEDICAL INNOVATIONS INC /DE/
filed 1996-01-23
CIK 835908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 2)

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

EXCESS COST OVER NET ASSETS OF ACQUIRED COMPANIES

"Excess cost over net assets of acquired companies" comprises a significant portion of the Company's total assets. The Company reviews the carrying value of this asset for potential impairment at each balance sheet date. The principal factors considered by the Company in its recoverability assessment include market share and competitive conditions, technological and regulatory changes (including reimbursement), demand trends and earnings trends of the acquired companies. The Company is not currently aware of any adverse changes in these factors that would result in an impairment of this asset in the future. However, projection of current facts and circumstances to future periods is inherently uncertain.

Management believes that the ""excess cost over net assets of acquired companies'' has an unlimited useful life and therefore has assigned a forty-year amortization period for this asset. In determining that the life of this asset is unlimited, management considered factors such as: (1) the market share, locations, reputation and related business attributes of each acquisition as discurred above; (2) the nature of the home healthcare industry, which is positively impacted by aging trends and the continued transfer of patients from high-cost, acute care settings to home healthcare; (3) the increasing acceptance by medical professionals o fhome healthcare as a better alternative to institutionalized care; (4) the nature of the personal services provided, which will be continuously needed in the future and are not subject to obsolescence; and (5) to a lesser extent, the policies of other home healthcare companies. REductions to the estimated useful life of this asset could have a material effec ton the Company's results of operations. The Company is not currently aware of any events or trends which would indicate a reduction in the useful life should be made. See Notes 1 and 2 to the accompanying consolidated financial statements.

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

Date:  January 22, 1996          MEDICAL INNOVATIONS, INC.
                                               (Registrant)

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

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Stockholders and Board of Directors of Medical Innovations, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Medical Innovations, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assesing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 27, 1995

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

Management believes that the "excess cost over net assets of acquired companies" has an unlimited useful life and therefore has assigned a forty-year amortization period for this asset. In determining that the life of this asset is unlimited, management considered factors such as: (1) the market share, locations, reputation and related busienss attributes of each acquisition as discussed above; (2) the nature of the home healthcare industry which is positively impacted by aging trends and the continued transfer of patients from high-cost, acute care settings to home healthcare; (3) the increasing acceptance by medical professionals of home healthcare as a better alternative to institutionalized care; (4) the nature of the personal services provided which will be continuously needed in the future and are not subject to obsolescence; and (5) to a lesser extent, the policies of other home healthcare companies.

The Company reviews the carrying value of this asset for potential impairment based on the facts and circumstances at each balance sheet date. If the review indicates that impairment may exist, the asset carrying value would be reduced based on management's assessment of future undiscounted cash flows of the respective acquired company or companies. In determining the amount of any such reduction, the Company considers the estimated fair value of the asset using accepted valuation techniques, including discounted cash flow analysis.

The principal facts and circumstances considered by the Company in its recoverability assessment include; market share and competitive factors, technological and regulatory changes including reimbursement, demographic trends and earnings history. While projection of current facts and circumstances to future periods is inherently uncertain, the Company is not currently aware of any adverse changes in these factors.

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

PURCHASE PRICE ALLOCATIONS

Set forth below are the principal reasons that a significant portion of the purchase prices of the PVNS, Advance and PRN Nevada acquisitions was not allocated to the following intangible assets: (1) there were no formal or informal contracts acquired except for certain PVNS contracts which were valued at $250,000; (2) physician relationships were considered to be inseparable from going concern value and the relationships were not contractual and not exclusive; (3) patients have a generally high turnover rate and, since patients do not determine the services provided or the duration thereof, and the Company is prohibited from marketing additional services to them, patients cannot be used to expand the business; and (4) the assembled workforce is readily replaceable at low cost, market rates are paid, clinical expertise is the responsibility of the employee and no significant proprietary training is provided.

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