Form 10-Q/A
period 1995-09-30
MEDICAL INNOVATIONS INC /DE/
filed 1996-01-23
CIK 835908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

The Company reviews the realizability of the "excess cost over net assets of acquired companies" whenever events or circumstances occur which indicate the recorded cost may not be recoverable. Principal factors considered by the Company in this review include changes in market share and competitive conditions, technological and regulatory changes (including reimbursment), demand trends and earnings trends of the acquired companies. If such a review indicates that the undiscounted future cash flows from operations of the acquired business are less than the recorded asset, its carrying amount will be reduced to its estimated fair value. In the absence of an active market for the asset, fair value will be estimated using accepted valuation techniques, including discounted cash flow analysis.


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

EXCESS COST OVER NET ASSETS OF ACQUIRED COMPANIES

"Excess cost over net assets of acquired companies" comprises a significant portion of the Company's total assets. The Company reviews the carrying value of this asset for potential impairment at each balance sheet date. The principal facts and circumstances considered by the Company in its recoverability assessment include market shar and competitive conditions, technological and regulatory changes (including reimbursement), demand trends and earnings trends of the acquired companies. The Company is not currently aware of any adverse changes in these factors that would result in an impairment of this asset in the future. However, projection of current facts and circumstnaces to future periods is inherently uncertain.

Management believes that the excess cost over net assets of acquired has an unlimited useful life and therefore has assigned a forty-year amortization period for this asset. In determining that the life of this asset unlimited, management considered factors such as: (1) the market share, locations, reputation and related business attributes of each acquisition as discussed above; (2) the nature of the home healthcare industry which is positively impacted by aging trends and the continued transfer of patients from high-cost, acute care settings to home healthcare; (3) the increasing acceptance by medical professionals of home healthcare as a better alternative to institutionalized care; (4) the nature of the personal services provided which will be continuously needed in the future and are not subject to obsolencence; and (5) to a lesser extent the policies of other home healthcare companies. Reductions to the estimated useful life for this asset could have a material effect on the Company's results of operations. The Company isnot currently aware of any events or trends which would indicate a reduction in the useful life should be made. See Notes 1 and 2 to the accompanying condensed consolidated financial statements.

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

                                           Medical Innovations, Inc.
Date:  January 22, 1996                    By  /S/ Mark H. Fisher
                                                   Mark H. Fisher
                                                   President and Chief Executive
                                                   Officer

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