Form 10-K/A
period 1994-12-31
MEDICAL INNOVATIONS INC /DE/
filed 1996-01-29
CIK 835908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 3)

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

Management believes that the "excess cost over net assets of acquired companies" has an unlimited useful life and therefore has assigned a forty-year amortization period for this asset. In determining that the life of this asset is unlimited, management considered factors such as: (1) the market share, locations, reputation and related business attributes of each acquisition as discussed above; (2) the nature of the home healthcare industry, which is positively impacted by aging trends and the continued transfer of patients from high-cost, acute care settings to home healthcare; (3) the increasing acceptance by medical professionals of home healthcare as a better alternative to institutionalized care; and (4) the nature of the personal services provided, which will be continuously needed in the future and are not subject to obsolescence. Reductions to the estimated useful life of this asset could have a material effect on the Company's results of operations. The Company is not currently aware of any events or trends which would indicate a reduction in the useful life should be made. See Notes 1 and 2 to the accompanying consolidated financial statements.

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

Primary sources of liquidity include cash generated from operations, which has been used to support accounts receivable growth, and amounts available under the Company's credit facilities with the Bank (see above). During the three years ended December 31, 1994, the Company's operating activities consumed $1,445,512 of cash, which included $4,130,540 to finance growth in net accounts receivable. At December 31, 1994, approximately $1,810,000 was being withheld by Medicare intermediaries in connection with (i) the determination letters issued for the PVNS June 30, 1990 and 1991 Cost Reports which have been reopened (consisting of disputed adjustments of approximately $1,640,000, including approximately $1,200,000 of various transportation costs) and (ii) certain PRN Nevada Cost Reports that have been settled after reopening for which such withheld funds are to be returned to the Company (approximately $170,000). A lump sum payment of approximately $500,000 was also due from the Medicare intermediary at December 31, 1994 for the 1994 PVNS cost reporting period. Such amounts were somewhat offset by accelerated Medicare payments to the Company totalling approximately $1,450,000 for the 1994 PRN Nevada cost reporting period. All such amounts, with a net balance of approximately $850,000, were included in accounts receivable in the accompanying consolidated balance sheet at December 31, 1994. In February 1995, the lump sum payment of $500,000 was received by the Company, and in January and February 1995, approximately $1,210,000 of the accelerated payments received by PRN Nevada were repaid, resulting in approximately $240,000 that is unpaid as of March 27, 1995. Thus, the Medicare intermediaries are currently withholding funds in the net amount of approximately $1,560,000, of which a large portion is expected to be returned to the Company during 1995. Also, certain collection delays have been encountered on the PRN Nevada Medicaid accounts receivable which had an outstanding balance of approximately $711,000 at December 31, 1994, an increase of approximately $337,000 since the April 1, 1994 acquisition date. A substantial portion of such receivables is expected to be collected by the Company during 1995. While the Company believes that it is taking appropriate actions to collect the amounts described above and to manage its investment in accounts receivable, its anticipated growth may continue to require cash for working capital in excess of cash generated from operations.

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

Date:  January 29, 1996          MEDICAL INNOVATIONS, INC.
                                               (Registrant)

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

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Stockholders and Board of Directors of Medical Innovations, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Medical Innovations, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Management believes that the "excess cost over net assets of acquired companies" has an unlimited useful life and therefore has assigned a forty-year amortization period for this asset. In determining that the life of this asset is unlimited, management considered factors such as: (1) the market share, locations, reputation and related business attributes of each acquisition as discussed above; (2) the nature of the home healthcare industry which is positively impacted by aging trends and the continued transfer of patients from high-cost, acute care settings to home healthcare; (3) the increasing acceptance by medical professionals of home healthcare as a better alternative to institutionalized care; and (4) the nature of the personal services provided which will be continuously needed in the future and are not subject to obsolescence.

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

The Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's preacquisition Cost Reports open for examination through June 29, 1994. Most of PRN Nevada's preacquisition Cost Reports have been settled or are in process of final settlement. Final settlements thereto and also any adjustments to other preacquisition Cost Reports open for examination are expected to be recovered from the above referenced indemnification or applied against the historical reserve recorded by PRN Nevada in periods prior to the acquisition date, which reserve was recorded as a liability assumed in the acquisition and amounted to approximately $530,000 at December 31, 1994. The Cost Reports for the post acquisition period are also open for examination and a reserve of $50,000 has been established for estimated adjustments thereto.

In reviewing its reserve for government program settlements for adequacy, the Company considers, among other factors, recent Medicare intermediary audit results, the effect of final adjustments on open Cost Reports, recent interpretations of regulations and cost reporting principles, and other available current information. In accordance with the Company's policy of periodic evaluation of the reserve, the historical reserve of $893,000 attributable to the PVNS preacquisition Cost Reports was reduced by $533,000 and taken to income. Such historical reserve was considered necessary by PVNS and recorded in periods prior to the acquisition due to the magnitude of the audit adjustments proposed by the intermediary. Such reserve was recorded by the Company as a liability assumed at the acquisition date. The reserve reduction resulted from settlements and audit notifications for preacquisition PVNS Cost Reports received from the intermediary more than one year after the PVNS acquisition date. Of the reserve reduction, $200,000 was recorded effective June 21, 1994 in the second quarter of 1994 when the Company received final desk review audit results of $52,000 for the June 30, 1992 PVNS Cost Report and $333,000 was recorded in the third quarter of 1994 when the Company was notified of the revised field audit adjustments of $1,640,000 (reduced from $2,200,000) for the June 30, 1990 and 1991 PVNS Cost Reports, of which the total adjustments included approximately $1,200,000 of various transportation costs. The Company's reserve adjustment in the third quarter of 1994 was recorded as a result of the reduced audit adjustments for these Cost Reports, the reopening of such Cost Reports for further review by the intermediary, and certain of the larger cost adjustments therein having been allowed in the settled June 30, 1992 Cost Report; thus, substantially reducing the Company's estimated total exposure for the remaining Cost Reports to be settled. Subsequently, the Company assumed liability for all prior open Cost Reports pursuant to the PVNS settlement described above. In early 1994, the Company also recorded $138,000 as a reduction in "excess cost over net assets of acquired companies" due to a favorable result in connection with the 1988 Cost Report which was determined prior to the end of the PVNS acquisition allocation period. Expense of $54,000 was also recorded in 1994 related to changes in estimates for post-acquisition cost reporting periods.

As more fully described in Note 2, the Company entered into a settlement in November 1994 with the former owners of PVNS pertaining to various acquisition contingencies including open preacquisition Cost Reports. In connection with this settlement, the Company assumed the total liability for final adjustments on the June 30, 1990 and 1991 PVNS Cost Reports for which determination letters have been received (now reopened for further audit by the Medicare intermediary) and the June 30, 1993 PVNS Cost Report that remains open for examination. In recognition of this settlement, the Company re-evaluated its exposure for estimated final adjustments to these open Cost Reports, which was previously the responsibility of the former owners of PVNS, and determined an additional reserve of approximately $975,000 was needed and accordingly, increased the reserve in this amount. The post acquisition PVNS Cost Reports also remain open for examination and a reserve of approximately $180,000 has been established for estimated adjustments thereto.

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