Form 10-Q/A
period 1995-09-30
MEDICAL INNOVATIONS INC /DE/
filed 1996-01-29
CIK 835908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 3)

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

In connection with the acquisition of PRN Nevada, the Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's pre-acquisition Medicare Cost Reports open for examination. Such Cost Reports through December 31, 1993 have been settled and the amounts due the Company pursuant to the indemnification have been received (see also Note 6). Adjustments to other pre-acquisition Medicare Cost Reports open for examination are expected to be recovered from the above referenced indemnification or applied against the historical reserve recorded by PRN Nevada in periods prior to the acquisition date and carried forward by the Company in the acquisition. . The Medicare Cost Reports for the post-acquisition period are also open for examination and a reserve has been established for estimated adjustments thereto. Also, PRN Nevada is experiencing difficulties in obtaining reimbursement of certain receivable claims from Nevada Medicaid and a reserve has been established for estimated losses that may result therefrom.

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

EXCESS COST OVER NET ASSETS OF ACQUIRED COMPANIES

"Excess cost over net assets of acquired companies" comprises a significant portion of the Company's total assets. The Company reviews the carrying value of this asset for potential impairment at each balance sheet date. The principal facts and circumstances considered by the Company in its recoverability assessment include market share and competitive conditions, technological and regulatory changes (including reimbursement), demand trends and earnings trends of the acquired companies. The Company is not currently aware of any adverse changes in these factors that would result in an impairment of this asset in the future. However, projection of current facts and circumstances to future periods is inherently uncertain.

Management believes that the "excess cost over net assets of acquired companies" has an unlimited useful life and therefore has assigned a forty-year amortization period for this asset. In determining that the life of this asset unlimited, management considered factors such as: (1) the market share, locations, reputation and related business attributes of each acquisition as discussed above; (2) the nature of the home healthcare industry which is positively impacted by aging trends and the continued transfer of patients from high-cost, acute care settings to home healthcare; (3) the increasing acceptance by medical professionals of home healthcare as a better alternative to institutionalized care; and (4) the nature of the personal services provided which will be continuously needed in the future and are not subject to obsolencence. Reductions to the estimated useful life for this asset could have a material effect on the Company's results of operations. The Company is not currently aware of any events or trends which would indicate a reduction in the useful life should be made. See Notes 1 and 2 to the accompanying condensed consolidated financial statements.

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

Primary sources of liquidity include cash generated from operations, which has been used to support accounts receivable growth, amounts available under the Company's revolving credit facilities with the Bank and loans from and guarantees of loans by the Company's president and another director (see above and Note 6 in the accompanying condensed consolidated financial statements). At September 30, 1995, (i) approximately $1,440,000 was being withheld by a Medicare intermediary in connection with determination letters issued for the PVNS June 30, 1990 and 1991 Cost Reports which had been reopened consisting of dispated adjustments of approximately $1,640,000, including approximately $1,200,000 of various transportation costs , (ii) approximately $1,050,000 of receivable claims were due from the Medicaid intermediary for PRN Nevada that exceed the normal amount of receivables outstanding for this operation (included therein are claims totalling approximately $550,000 relating to timely billing on which an informal appeal for payment has been made to the Nevada Medicaid program), (iii) approximately $1,250,000 were due from a Medicare intermediary for the PVNS 1994 tentative Cost Report settlement and 1995 lump sum payments,
(iv) approximately $1,300,000 of receivable claims were due from a Texas welfare program that exceed the normal amount of receivables outstanding for this operation and (v) a receivable of approximately $600,000 was due under a management services contract which is currently in dispute. Such amounts totalling approximately $5,640,000 were somewhat offset by excess and accelerated payments of approximately $1,700,000 received by PRN Nevada from Medicare intermediaries for the 1995 cost reporting period, which credits are included in accounts receivable in the accompanying condensed consolidated balance sheet at September 30, 1995. These withheld and delayed receivable collections (net of excess and accelerated payments) were the primary reasons for the need to obtain the additional working capital loans and in October 1995, to extend the maturity date of the new $1,000,000 revolving credit facility as described above. A substantial portion of the excess and accelerated payments received by PRN Nevada will be repaid as the Medicare intermediaries withhold future cost reimbursements that would normally be paid to PRN Nevada through the end of 1995. With respect to the $5,640,000 in receivables set forth in (i) through (v) above, $4,490,000 is related to timing and documentation delays and as such is not believed to be subject to any material collection risk. Of this amount, the Company has collected $1,633,000 through December 15, 1995 and expects to collect substantially all of the remaining amount ($2,857,000) in the first quarter of 1996. The other $1,150,000 of receivables set forth in (ii) and
(v) above are in dispute or appeal and thus, the timing and amount of collection are less certain. At September 30, 1995, the Company had reserves of approximately $930,000 attributable to the receivables set forth in (i) through
(v) above, which it believes to be adequate for any loss that will be incurred thereon.

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

                                           Medical Innovations, Inc.
Date:  January 29, 1996                    By  /S/ Mark H. Fisher
                                                   Mark H. Fisher
                                                   President and Chief Executive
                                                   Officer

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