Form 10-K
period 1995-12-31
MEDICAL INNOVATIONS INC /DE/
filed 1996-03-22
CIK 835908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from ____ to ____

                         Commission file number 0-17787

                           MEDICAL INNOVATIONS, INC.
              Exact name of registrant as specified in its charter


         DELAWARE                                        76-0280551
State or other jurisdiction                   IRS Employer Identification Number
of incorporation


ONE RIVERWAY, SUITE 2300, HOUSTON, TEXAS                              77056
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,424,000 as of March 8, 1996. Solely for purposes of this computation, market value was determined by the published closing price of $1.375 of the Registrant's Common Stock on March 8, 1996. The number of shares of Common Stock $.0075 par value, outstanding as of March 8, 1996 was 15,954,880.

TABLE OF CONTENTS

MEDICAL INNOVATIONS, INC.
1995 FORM 10-K ANNUAL REPORT

              PART I                                                                           PAGE
Item 1.       Business.......................................................................   1
Item 2.
              Properties.....................................................................   9
Item 3.       Legal Proceedings..............................................................   9
Item 4.       Submission of Matters to a Vote of Security Holders............................   9

              PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters...........  10
Item 6.       Selected Financial Data........................................................  10
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................  12
Item 8.       Financial Statements and Supplementary Data....................................  19
Item 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................................  19

              PART III

Item 10.      Directors and Executive Officers of the Registrant.............................  20
Item 11.      Executive Compensation.........................................................  22
Item 12.      Security Ownership of Certain Beneficial Owners of Management..................  25
Item 13.      Certain Relationships and Related Transactions.................................  27

              PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K..........................................................  29

                                       ii

PART I

ITEM 1.  BUSINESS

A. GENERAL DEVELOPMENT OF THE BUSINESS

Medical Innovations, Inc. (the "Company") is in the business of providing specialized and high-tech home healthcare services, home medical equipment, homemaker services, and intravenous therapies. This full complement of home healthcare services is designed to address the specific needs of patients in a variety of diagnostic groups, including patients receiving treatment for cancer, diabetes, wounds, AIDS and high risk pregnancies. The Company has a staff of full time nursing, homemaker, pharmacy, and therapy personnel and access to carefully screened registries of qualified clinicians, all of whom interact with physicians to implement a customized plan of home healthcare for each patient. Substantially all products used by the Company in its home infusion therapies are prepared in pharmacies owned by the Company. The Company also provides comprehensive home healthcare management and consulting services to hospitals, skilled nursing facilities, and other providers under contractual arrangements.

The Company believes that its home healthcare business is part of a growing industry. Pressure to reduce healthcare costs through shorter institutional stays, combined with the escalating price of healthcare, the aging of the American population and an increasing awareness by consumers that quality healthcare can be administered at home, has resulted in rapid growth of the market for home healthcare. Moreover, physicians are increasingly being asked by patients and payors to oversee healthcare services at home, or in other environments which are less costly than hospitalization. The Company offers healthcare services in environments familiar to the patient, with systems that assist the physician in maintaining control of medical treatment, at a price that the Company believes compares favorably with alternative means of treatment.

The Company has grown rapidly since the beginning of 1993, due primarily to acquisitions which are described below.

Effective January 1, 1993, the Company acquired substantially all of the operating assets, except cash and accounts receivable, of Preferred Homecare, Inc. and Preferred Pharmacy, Inc. (collectively, "Preferred"), a provider of home infusion therapy and skilled homecare services in the Houston, Texas area.

Effective May 1, 1993, the Company acquired all of the issued and outstanding shares of common stock of Physician's Visiting Nurse Service, Inc. ("PVNS"), a provider of skilled homecare and homemaker services exclusively in the state of Texas.

Effective September 1, 1993, the Company acquired all of the outstanding common stock of Advance Healthcare, Inc. ("Advance"), a provider of home intravenous therapies in the Richmond, Virginia area.

Effective February 11, 1994, the Company acquired certain assets of STAT Specialty Home Health Care, Inc. ("STAT"), a provider of skilled homecare services in the Texas Rio Grande Valley and Houston areas.

Effective April 1, 1994, the Company acquired all of the outstanding common stock of PRN Home Health Care, Inc. of Nevada and its affiliated companies (collectively "PRN Nevada"), a provider of skilled homecare and homemaker services in the state of Nevada.

On January 31, 1995, the Company acquired certain assets of PharmaThera, Inc.'s branch operation in Pensacola, Florida ("PharmaThera Branch"), a provider of infusion therapy services in the Pensacola, Florida area.

                                        1

On May 19, 1995, the Company acquired all of the outstanding common stock of Hospital HomeCare Corporation ("HHCC"), a provider of homecare management and consulting services in various states, in a "stock for stock" merger accounted for as a pooling of interests.


For additional information concerning the Company's acquisitions, including the consideration paid, see Note 2 to the accompanying consolidated financial statements.

As of December 31, 1995, the Company provided its home healthcare services in Texas, Nevada, Virginia, and Florida and its homecare management services in Texas, Nevada and various other states.

The Company's strategy has been to expand through acquisitions, develop additional complementary healthcare services, increase the number of patients served in its existing markets, introduce new therapies, and provide management and consulting services to other providers of home healthcare. As described above, the Company completed seven acquisitions in 1993 through 1995, and formed a management services division in late 1993. The management services division was expanded in May 1995 by the merger with HHCC and in September 1995 by the execution of a five-year contract to start-up and manage the homecare operations of Horizon/CMS Healthcare Corporation ("Horizon").

SUBSEQUENT EVENT:  PROPOSED MERGER OF COMPANY

On February 13, 1996, the Company announced that it had agreed to be acquired in a "stock for stock" merger by Horizon, which is expected to be completed during the latter part of the second quarter of 1996. As a result of this proposed transaction, the Company has suspended any discussions or negotiations with other companies regarding potential acquisitions or other business combinations. See also Note 14 to the accompanying consolidated financial statements.

B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one industry segment. Information regarding that segment and the products and services within that segment is discussed below.

C.  NARRATIVE DESCRIPTION OF BUSINESS

SERVICES PROVIDED

The Company provides services through teams of clinicians, including homemakers, home health aides, licensed practical nurses, licensed registered nurses, registered pharmacists, physical therapists, occupational therapists, speech therapists, and medical social workers. In most of the Company's operations, its clinicians form tightly knit interdisciplinary teams, each of which provides home healthcare to patients in a defined geographic area. In connection with the administration of home infusion therapies, the Company's pharmacies prepare the necessary pharmaceuticals, such as nutritional solutions, antineoplastic chemotherapy agents, antibiotics and other medications.

The Company has established written policies and procedures prescribing standards for patient care and has established an internal quality assurance program including chart audits, pharmacy surveys, patient interviews and customer questionnaires. The Company conducts clinical and operational audits of each branch office on a periodic basis to assure compliance with these standards. The clinical staff actively participate with the corporate staff in the quality assurance program.
                                        2

To assist in maintaining high standards for quality care, the Company has established medical advisory boards comprised of prominent physicians that provide advice on specific medical issues. The Company also consults from time to time with medical specialists on clinical procedures and new therapies. In addition, the Company has sought and obtained accreditation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) for most of its operations. The Company's healthcare specialists and home nursing staff must meet experience and training criteria. In accordance with state and federal regulations, each member of such staff is tested and evaluated at the time of employment, prior to providing patient care.


         NURSING SERVICES. The Company offers a full line of intermittent and extended services for both infusion and general nursing needs of patients. The Company maintains an extensive registry of carefully screened staff, including registered nurses, licensed vocational nurses, and home health aides. Skilled nursing services include the following: (i) administering injections; (ii) changing dressings and other care for wounds, incisions and stomas; (iii) monitoring vital signs; (iv) catheter care; (v) drawing lab samples; (vi) administering enteral nutrition therapy; and (vii) patient education. Infusion nursing services include attended infusion drug administrations, catheter placements and blood transfusions.

         PERSONAL ASSISTANCE. Homemakers and home health aides provide hourly or around-the-clock assistance with bathing, hygiene tasks, bed linen changes and general cleaning of the patient's living area and other personal care needs.

         PHYSICAL THERAPY. Physical therapists provide structured therapies for the patient's improved ambulation, use of equipment, prostheses training, therapies for the patient's increased bed mobility, prescribed exercise programs, and needed therapy to improve activities of daily living.

         OCCUPATIONAL THERAPY. Occupational therapists provide structured therapies for the patient's improved upper body mobility, training in home for bath activities and equipment, and increased independence in the patient's activities of daily living.

         SPEECH THERAPY. Speech therapists provide structured therapies for the patient's increased communication skills and improved swallowing techniques following a trauma.

         MEDICAL SOCIAL SERVICES. Company employees counsel patients to alleviate stresses encountered during illnesses by providing needed information and support, as well as coordination of community services for the patient and family.

         EQUIPMENT AND ENTERAL THERAPY. The Company provides durable medical equipment and medical supplies that are needed to complete therapy in the home are coordinated by nurse managers and patient service representatives. Infusion pumps and supplies are stocked, maintained and dispensed according to industry standards in the Company's pharmacies. Patients receive comprehensive training and counseling on all medical supplies provided as part of their therapies.

         SPECIALIZED HOME HEALTHCARE PROGRAMS. The Company develops special programs to address specific patient needs, managed care companies and physicians as an effective way to reduce healthcare costs and ensure quality patient care.

         FACILITY STAFFING. The Company currently provides nurse staffing services to hospitals and other institutions in Virginia and Nevada.

         MANAGEMENT SERVICES. The Company provides comprehensive homecare management and consulting services to hospitals, rural health clinics, skilled nursing facilities, and other providers under contractual arrangements.

                                        3
REIMBURSEMENT FOR SERVICES

Patients, their insurers or other third-party payors, if applicable, are billed directly by the Company for its products and services provided. Nursing services are generally billed at a specified rate per visit or per hour and pharmaceuticals are priced based on "per diem" rates or on an item-by-item basis.

Virtually all of the Company's revenue is attributable to amounts from third-party payors. Like other medical service providers, the Company is subject to lengthy collection periods as a result of third-party payment procedures. Consequently, management of accounts receivable through effective billing and reimbursement procedures is critical to the Company's financial success.

Before a patient begins home healthcare services, reimbursement specialists contact the patient's third-party payor to determine eligibility for, and the extent of, insurance coverage. The billing and reimbursement process requires the collection, review and approval of a significant number of documents. Certain payors such as Medicare, Medicaid, and some managed care plans require very specific procedures and documentation prior to providing reimbursement. The Company's reimbursement specialists work closely with third-party payors and are directly responsible for assessing patient coverage, ensuring the adequacy of documentation, submitting the documentation and claims to the third-party payors, and expediting payment. The Company accepts assignments of insurance benefits from the patient and, in most instances, the third-party payors reimburse the Company directly.

Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, as well as through Medicare, Medicaid, and other government programs. During 1995, the Company's payor mix was approximately 51% Medicare, 6% Medicaid, 20% other government programs, and 23% private insurance and private pay. Private healthcare insurance typically reimburses a higher amount for a given therapy and provides a broader range of benefits than Medicare and most other government programs. In addition, reimbursement from government payors is generally based on the cost of services provided, which is subject to examination and retroactive adjustment after reimbursement. The Company has not had a material amount of claims refused by insurance companies or a material amount of reimbursement by government payors adjusted downward upon final settlement (see also Note 6 to accompanying consolidated financial statements). From time to time, the Company enters into negotiated pricing arrangements with third parties, including Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs). Such "managed care" arrangements are becoming more prevalent in the healthcare industry. The Company will continue to enter into such pricing arrangements to the extent such arrangements provide for adequate reimbursement for services provided.

In addition to extensive, existing healthcare regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. The United States Congress is currently reviewing extensive Medicare reform, which may include drastic changes to the healthcare industry as providers face pressure to contain costs associated with Medicare. In addition, the Company anticipates that both Congress and state legislatures will continue to review comprehensive reform legislation that may affect fundamental changes in the nation's healthcare system. The scope of any healthcare reform, whether at the federal or state level, is uncertain. The profitability of the Company could be adversely affected by any new government regulation limiting the levels of reimbursement and by the continuing efforts of governmental and private payors to independently reduce costs by lowering reimbursement rates, increasing medical review of bills for services, and negotiating for reduced payment rates.

                                        4

Currently, Medicare reimbursement for home healthcare nursing services and supplies are under a cost-based model that does not necessarily encourage efficiency or cost effectiveness. However, in the near future, the Company believes it is likely that some form of a prospective reimbursement system will be in place that will provide an incentive for home healthcare companies to reduce costs while maintaining quality in their services. The Company has been and will continue to focus on reducing its costs and developing superior patient outcomes in anticipation of such change.


The Company is compensated on a fixed fee basis, per patient visit fee basis, or combination thereof, under its management and consulting services contracts with hospitals, skilled nursing facilities, and other providers.

PROGRAM EDUCATION AND PATIENT BASE EXPANSION

Expanding the base of healthcare services to patients is highly dependent upon the professional reputation of the service provider and its ability to respond to client demands at competitive prices. Since patients are obtained primarily through referrals from physicians and case managers, the Company emphasizes establishing and maintaining professional relationships with referral sources in the areas where the Company does business.

The Company maintains a program education staff which contacts physicians, third party payors and other referral sources, explaining the Company's comprehensive home healthcare program. Typically, a source will make initial referrals to the Company on a trial basis after it becomes familiar with the scope and quality of the Company's patient care services. To obtain referrals, the Company emphasizes high quality, reliability of patient service, and its geographic coverage area, plus detailed reporting and consultation with referral sources.

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

SUPPLIERS

The Company purchases all pharmaceuticals and other materials and buys or rents equipment required in connection with the Company's business from a number of suppliers. The Company has not experienced, and does not anticipate that it will experience, difficulty in purchasing such materials or renting such equipment. In the event that its current suppliers cease to sell materials or rent equipment to the Company, the Company believes that alternate sources can readily be located to adequately meet its needs at comparable prices.

                                        5
FUTURE EXPANSION

As discussed above, the Company has agreed to be acquired by Horizon. Such transaction is expected to be completed in the latter part of the second quarter of 1996. In addition to this proposed combination with Horizon, one of the largest providers in the United States of post-acute healthcare services, the Company plans to continue its growth and expansion in a number of ways. Such plans include expansion of its existing operations through new product lines and services, joint venture arrangements with other providers, and additional management service contracts. As a result of the Horizon transaction, the Company has suspended all discussions and negotiations with other companies regarding potential acquisitions and other business combinations. In recent years, acquisitions have resulted in a substantial portion of the Company's expansion.

SEASONALITY

Company revenues have not historically been seasonal in nature.

DEPENDENCE ON CUSTOMERS

As a result of the Company's existing bases of clients and referral sources, the Company is not dependent on any single customer or group of customers. Notwithstanding the foregoing, a large portion of the Company's revenues are derived from government programs as further discussed above and in Note 3 to the accompanying consolidated financial statements.

BACKLOG

Backlog is not meaningful in the healthcare service business.

ENVIRONMENT LIABILITY

Due to the nature of the Company's business, and because it does not own or lease any real property (other than office facilities), Company management believes that the Company has no potential material environmental liabilities.

RESEARCH AND DEVELOPMENT

The Company has not expended material amounts on research and development activities in the past; however, it has a group whose emphasis is to develop diagnosis-specific programs to enhance the Company's position in the home healthcare services business.

COMPETITION

The home healthcare business is highly fragmented, with a large number of small providers serving local markets and a smaller number of larger regional and national providers. The Company believes that the number of providers is declining due to the continuing consolidation within the healthcare industry. The Company competes with a large number of companies and programs in most areas in which it provides services and products. These competitors include major national and regional companies, hospital-based programs, physician groups and nursing agencies. The Company believes that the principal competitive factors are a reputation for quality service, a range of services, experience, and price. Provider size is also becoming an important factor as a result of the increased emphasis on "managed care."
                                        6

The competitive factors most important to attracting referral sources and patients for the Company's home nursing and its other services and products are name recognition in the marketplace, reputation for quality of service, geographic area covered, and price, as well as provider size.

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

Competition for the Company's management services division is currently relatively limited as compared to its other services and products, but could increase as other companies with home healthcare expertise enter this market. In addition, the hospitals and other providers that are customers, or potential customers of the Company's management services, may decide to perform such management internally.

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

Some of the states in which the Company operates have laws that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers and referral sources that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. The Company believes that it currently has no relationship which would be considered to be in violation of these statutes in any material respect and intends to structure referral arrangements, if any, with healthcare providers in compliance with the relevant state statutes.

FEDERAL REGULATION. The Company has Medicare-certified home healthcare agencies in Texas, Virginia and Nevada. The Health Care Financing Administration of the Department of Health and Human Services promulgates, through its selected intermediaries and administrators, certain controls and standards applicable to the provision of services and reimbursement of those services to Medicare patients. The business of the Company may be impacted by changes in these regulations. In addition, the Company is subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws which, among other things, include the disposal, transportation, and handling of hazardous and infectious wastes. None of these laws and regulations have had a material adverse effect on the Company's business or competitive position or required material capital expenditures on the part of the Company.

                                        7

The Company is also subject to Section 112B(b) of the Social Security Act (commonly known as the Federal Illegal Remuneration Law), which prohibits certain actions and practices deemed by Congress to be fraudulent or abusive in nature. In particular, the Federal Illegal Remuneration Law prohibits financial arrangements between providers of healthcare services to government healthcare program (including Medicare and Medicaid) beneficiaries, such as the Company, and potential referral sources, such as physicians, that are designed to induce patient referrals to the providers. The Federal Illegal Remuneration Law contains both civil and criminal sanctions. The prohibitions contained in this statute have been broadly construed by federal courts and administrative agencies charged with enforcement of the statute and apply to any type of financial transaction between providers of healthcare services to Medicare and Medicaid beneficiaries and referral sources. The Company believes that it currently has no financial relationship which would be considered to be in violation of the Federal Illegal Remuneration Law in any material respects.


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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has had no foreign or export sales during the three year period ended December 31, 1995.

EMPLOYEES

At December 31, 1995, the Company employed approximately 780 full-time executive, administrative, program education, technical and patient care employees. The Company utilizes, on a part-time, hourly or per visit basis, nurses, nurse aides and attendants. The Company maintains registries of over 3,000 nurses, nurse aides and attendants in Texas, Virginia, Nevada and Florida. To date, the Company has not experienced any shortages in the availability of qualified nursing or other professionals.

                                        8
ITEM 2.  PROPERTIES

As of December 31, 1995, the Company leased approximately 8,600 square feet of space in Houston, Texas for its corporate offices. The Company also leased office space for all of its other operations, including four locations in Virginia, one location in Florida, four locations in Nevada, and approximately thirty-five locations in Texas. These other facilities range in size from approximately 380 square feet to approximately 18,000 square feet, with the average size being approximately 3,200 square feet. The Company believes that such facilities are generally adequate and suitable for its current operating activities. The Company does not, nor does it plan to, own any real property.

Aggregate monthly rent for the Company's facilities was approximately $141,500 as of December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of the current fiscal year covered by this report, there were no matters submitted to a vote of security holders.

                                        9
PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq SmallCap Market under the symbol MIXX.

As of March 8, 1996, the Company had 221 holders of record for its common stock. The Company estimates that there were approximately 1,800 beneficial owners of the common stock as of March 8, 1996.

The following table sets forth the quarterly high and low sales prices for the Company's common stock:
                                                  COMMON  STOCK MIXX
                                            -------------------------------
                                              HIGH                   LOW
                                            -------               ---------
FISCAL YEAR ENDED DECEMBER 31, 1994

         First Quarter                      2-1/2                  1-11/16
         Second Quarter                     2-3/16                 1-3/4
         Third Quarter                      2-11/32                1-9/16
         Fourth Quarter                     1-11/16                1-3/8

FISCAL YEAR ENDED DECEMBER 31, 1995

         First Quarter                      1-5/8                  1-1/4
         Second Quarter                     1-7/8                  1-1/4
         Third Quarter                      2-11/16                1-21/32
         Fourth Quarter                     2-7/32                 1-13/32


The listed quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings to finance the expansion of its business and, therefore, does not expect to pay any cash dividends in the foreseeable future. Any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs and other factors deemed pertinent by the Board of Directors, as well as any limitations imposed by the Company's lenders under its financing arrangements. The Company's current credit facilities prohibit the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of operations and balance sheet data have been derived from the Company's consolidated financial statements. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                       10

                            SELECTED FINANCIAL DATA(1)

                   IN THOUSANDS (EXCEPT PER SHARE INFORMATION)

YEAR ENDED DECEMBER 31: .........   1995(2)       1994(4)        1993(8)       1992        1991
                                    -------      -------         -------      -------    -------
REVENUES ........................   $69,389      $60,378(6)      $34,577      $ 9,958    $ 9,288

INCOME (LOSS) FROM OPERATIONS ...   2,860(3)       1,786(5)(6)     1,632(6)      (369)       259

NET INCOME (LOSS) ...............     1,110        610 7             742         (307)       113

NET INCOME (LOSS) PER
   COMMON SHARE .................      0.07         0.04            0.05        (0.03)      0.01
                               BALANCE SHEET DATA

AS OF DECEMBER 31: ..............     1995         1994            1993         1992       1991
                                    -------      -------         -------      -------    -------
TOTAL ASSETS ....................   $29,090      $27,593         $20,841      $ 4,373    $ 3,614

WORKING CAPITAL .................     5,223        3,812           1,991        2,209        583

LONG-TERM DEBT ..................    10,590       10,040           4,266          672         20

STOCKHOLDERS' EQUITY ............     9,339        8,071           7,785        2,111      1,138

(1) Restated to reflect the merger with HHCC in May 1995 which was accounted for as a pooling of interests.

(2) Includes eleven months of results from the PharmaThera Branch which was acquired on January 31, 1995.

(3) Includes a reduction of expenses of approximately $245,000 resulting from the abatement of nonrecurring payroll tax penalties and interest attributable to prior years.

(4) Includes approximately eleven months of results from STAT which was acquired effective February 11, 1994, and nine months of results from PRN Nevada which was acquired effective April 1, 1994.

(5) Includes income of approximately $533,000 relating to PVNS preacquisition Medicare Cost Reports. See Note 6 to accompanying consolidated financial statements.

(6) Includes payroll tax penalties and employee injury costs of $151,000 in 1993 and $134,000 in 1994 which were recovered in 1994 pursuant to the PVNS settlement. See Note 2 to accompanying consolidated financial statements.

(7) Includes a pre-tax gain of $128,500 from sale of a minority interest in the Company's Pensacola, Florida operation. See Note 13 to accompanying consolidated financial statements.

(8) Includes a full year of results of Preferred which was acquired effective January 1, 1993, eight months of results from PVNS which was acquired effective May 1, 1993, and four months of results of Advance which was acquired effective September 1, 1993.

                                       11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents selected financial information for the periods indicated as a percentage of revenues and sets forth the percentage dollar increase (decrease) of such items from period to period.

                                                                                            PERCENTAGE CHANGE
                                                                                             FROM PRIOR YEAR
                                                     PERCENTAGE OF REVENUES              YEAR ENDED DECEMBER 31,
                                                      YEAR ENDED DECEMBER 31,            ----------------------
                                            ---------------------------------------        1995 VS.     1994 VS.
                                              1995           1994             1993          1994         1993
                                            ---------       ---------      ---------     ----------     ------
REVENUES                                    100.0%        100.0%          100.0%          14.9%          74.6%

DIRECT PATIENT CARE                         60.1%          62.5%           61.9%          10.6%          76.3%
SELLING, GENERAL & ADMINISTRATIVE           34.0%          32.7%           31.5%          19.5%          81.3%
PROVISION FOR DOUBTFUL ACCOUNTS              1.7%           1.6%            1.9%          24.3%          44.2%
MERGER TRANSACTION COSTS                      .1%            .3%             --%        (65.4)%           N/A
                                          -------       --------          ------      ---------        ------
INCOME FROM OPERATIONS                       4.1%           2.9%            4.7%          60.2%           9.4%

GAIN ON SALE OF MINORITY INTEREST             --%            .2%             --%          N/A             N/A
INTEREST EXPENSE                             1.5%           1.4%            1.2%          24.1%         104.3%
                                          -------        -------          ------        -------       -------

INCOME BEFORE INCOME TAXES                   2.6%           1.7%            3.5%          70.1%         (13.0)%
INCOME TAX PROVISION                         1.0%            .7%            1.3%          53.7%          (5.3)%
                                          -------       --------          ------        -------        --------

NET INCOME                                   1.6%           1.0%            2.2%          82.0%         (17.8)%
                                          =======        =======          ======        =======         =======

1995 COMPARED TO 1994

REVENUES. Revenues for 1995 were $69,389,360, an increase of $9,011,212, or 14.9%, over 1994 revenues of $60,378,148. Of this increase, approximately $2,658,000 was due to the acquisition of PRN Nevada effective April 1, 1994. A full year of PRN Nevada revenues were included in 1995, while 1994 included only nine months of PRN Nevada revenues. Also, an increase of approximately $748,000 was attributable to the PharmaThera Branch acquisition on January 31, 1995, and accordingly, 1994 did not include any PharmaThera Branch revenues. The management division's revenues increased by $1,021,000, or 64.4%, primarily as the result of contracts entered into in 1995 and the recognition of approximately $212,000 in revenues resulting from the early termination of two management contracts in 1995. The remaining increase of $4,584,000 was comprised of (i) an increase in revenues of $4,727,000, or 11.3%, in Texas nursing and pharmacy operations, (ii) an increase in revenues from Virginia nursing and pharmacy operations of $1,481,000, or 21.7%, (iii) a decrease in revenues of $1,254,000, or 66.5%, in the New Jersey operation which was closed in July 1995, and (iv) a decrease in revenues of $334,000, or 4.0%, in the Nevada nursing operations as this location continues to experience an increase in management contract activity. On a company-wide basis in 1995, nursing and related revenues increased by $4,470,000, or 11.0%, homemaker revenues increased by $1,634,000, or 13.8%, and pharmacy revenues increased by $1,921,000, or 31.6%, compared to 1994. The Company's revenues have been affected by changes in reimbursement policies and rates of various third party payors; however, it is impossible to determine the exact magnitude thereof.

                                       12

DIRECT PATIENT CARE. Costs of direct patient care in 1995 were $41,731,088, an increase of $3,981,259, or 10.6%, over 1994, resulting primarily from the corresponding increase in revenues described above. As a percentage of revenues, such costs were 60.1% in 1995, compared to 62.5% in 1994. The decrease as a percentage of revenues is attributable to several factors, including (i) the increase in management services revenue, which costs are included in selling, general and administrative expenses, (ii) elimination of unprofitable nurse staffing services in one of the Houston, Texas branches, which had a higher than normal direct patient care cost as a percentage of revenues, (iii) reduction in employee injury claims in the self-insured Texas nursing and homemaker operations, and (iv) the substantial increase in pharmacy revenues which has a lower direct patient care cost as a percentage of revenues than nursing services.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In 1995, selling, general and administrative expenses were $23,576,444, an increase of $3,845,062, or 19.5% over such expenses of $19,731,382 in 1994. A large portion of the increase amounting to approximately $2,800,000 is attributable to the addition of key management and other administrative personnel in the clinical operating divisions and increased corporate overhead (primarily personnel) to support the Company's growth. Also, $725,000 of the increase is associated with the PRN Nevada acquisition, effective April 1, 1994. A full year of PRN Nevada selling, general and administrative expenses was included in 1995, while 1994 included only nine months of such expenses. Additionally, an increase of $506,000 is attributable to the PharmaThera Branch, which was acquired on January 31, 1995, and accordingly, 1994 did not include any PharmaThera Branch expenses. During 1995, selling, general and administrative expenses were reduced by approximately $245,000, resulting from the abatement of non-recurring payroll tax penalties attributable to prior periods. As a percentage of revenues, selling, general and administrative expenses increased from 32.7% in 1994 to 34.0% in 1995 due primarily to the reasons set forth above.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was $1,159,695 in 1995, an increase of $226,544, or 24.3% over the 1994 provision of $933,151. The increase is primarily related to the corresponding revenue increase described above, particularly the pharmacy revenue. As a percentage of revenue, the provision for doubtful accounts in 1995 and 1994 was approximately the same (1.7% and 1.6%, respectively).

MERGER TRANSACTION COSTS. Costs of $61,774 were expensed in 1995 in connection with the merger of HHCC into the Company. See Note 2 to the accompanying consolidated financial statements concerning HHCC merger transaction costs.

INCOME FROM OPERATIONS. Income from operations was $2,860,359 in 1995, an increase of $1,074,838 or 60.2%, over 1994. The increase is principally attributable to growth in the management services division, which increased by $1,464,000 over 1994. Also, income from the Texas and Nevada operations increased 13.5% ($479,000) and 18.2% ($127,000), respectively. In 1995, an abatement of payroll tax penalties originating in a prior year reduced selling, general and administrative expenses by $245,000, thus increasing income from operations. These increases in 1995 were offset by increased corporate overhead of $662,000 to support the Company's growth, a decrease in operating income in the Virginia operations of 58.5% ($277,000), operating losses in Florida of $163,000, which had nominal losses in 1994, and increased operating losses of $142,000 in the New Jersey operation, which was closed in July 1995. Emphasis has been placed on improving the operating results in Florida and Virginia, with a focus on increasing the business volume of these operations, as well as a reduction of certain costs and expenses not expected to impact the Company's ability to achieve revenue increases in such markets. During 1995, adjustments to the reserve for government program settlements resulted in a net charge against income of approximately $62,600, as compared to a net credit to income of $479,000 in 1994, a decrease of approximately $541,400 in income from operations between the two years. The 1995 results of operations were also lower by approximately $116,000 due to the difference in merger transaction costs being recognized in 1995 and 1994.
                                       13

INTEREST EXPENSE. Interest expense increased $207,443, or 24.1%, to $1,067,189 in 1995, compared to $859,746 in 1994, primarily due to increases in the prime interest rate in 1995 over 1994. When applying the percentage increase in average interest rates to interest expense incurred in 1994, this equates to a $204,000 increase in expense for 1995. The remainder of the increase results from interest on additional debt incurred in connection with the Company's acquisitions and for working capital purposes.

PROVISION FOR INCOME TAXES. The effective tax rate for 1995 is 38.1% compared to 42.2% in 1994. Such effective tax rate was lower in 1995, primarily due to a permanent book and tax difference created by a nontaxable abatement of certain payroll tax penalties and interest in 1995. See also Note 7 to the accompanying consolidated financial statements for more detailed information concerning the items causing the difference between the effective tax rate and the statutory tax rate of 34% for these periods and the differences between the two periods.

1994 COMPARED TO 1993

REVENUES. Revenues for 1994 were $60,378,148, an increase of $25,800,944, or 74.6%, compared to 1993 revenues of $34,577,204. Of this increase, approximately $8,350,000 was due to the effect of the PVNS acquisition effective May 1, 1993. A full year of PVNS revenues was included in 1994, while 1993 included only eight months. Another $8,411,000 of the 1994 revenue increase was due to the acquisition of PRN Nevada effective April 1, 1994. Additionally, the acquisitions of Advance and STAT (effective September 1, 1993 and February 11, 1994, respectively) had an increasing effect on revenues of approximately $1,700,000. The remaining 1994 increase in revenues of approximately $7,340,000 was due primarily to the growth in the number of patients served by the Company's nursing operations in Texas which, combined with infusion operations, grew approximately 26% ($6,610,000), and the growth of infusion and nursing business in Virginia, which increased approximately 17% ($858,000) compared to 1993. The growth in Texas and Virginia was somewhat offset by a decrease of 22% ($545,000) in revenues of the New Jersey operations. On a company-wide basis, nursing revenues increased 100% ($20,466,000) in 1994 compared to 1993. Homemaker services revenue increased 83% ($5,385,000) in 1994 over 1993. Also, management services revenue increased 34% ($369,000) in 1994 over 1993. These increases were somewhat offset by a decrease in pharmacy revenues of 7% ($438,000), due partially to a decrease in volume and lower reimbursement rates. The Company's revenues have been affected by changes in reimbursement policies and rates of various third party payors; however, it is impossible to determine the exact magnitude thereof.

DIRECT PATIENT CARE. Costs of direct patient care in 1994 were $37,749,829, an increase of $16,337,995, or 76.3%, over 1993 direct patient care costs of $21,411,834, resulting primarily from the corresponding increase in revenues from patient volume described above. As a percentage of revenues, such costs were 62.5% and 61.9% of revenues in 1994 and 1993, respectively. The Company continues to experience close involvement by payors in referring and managing patients. Accordingly, the Company makes extensive use of personnel who are paid on a "per patient visit" basis. This enables adjustments of personnel costs to be made in response to changes in reimbursement and volume without being burdened with a large full-time staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In 1994, selling, general and administrative expenses were $19,731,382, an increase of $8,845,385, or 81.3%, over such expenses of $10,885,997 in 1993. The increase was due primarily to the acquisitions of PVNS and PRN Nevada, expansion of operations in Virginia and Texas, and increased corporate overhead costs to support the Company's growth. As a percentage of revenues, such costs increased to 32.7% in 1994 compared to 31.5% in 1993. The percentage increase was attributable to the need for the Company to expand its management resources for anticipated continuing growth which had not yet been offset by a corresponding growth in revenues. Corporate overhead
                                       14

increased by approximately $1,081,000, or 52%, in 1994 over such costs totalling approximately $2,086,000 in 1993. Also, amortization of excess costs over net assets of acquired companies increased to approximately $306,000 in 1994 as compared to approximately $133,000 in 1993, an increase of $173,000, or 129%, due to the increase in excess cost over net assets of acquired companies from various acquisitions in 1993 and 1994. Selling, general and administrative expenses were reduced by $285,000 in 1994, pursuant to the PVNS settlement, for the recovery of costs of which $134,000 and $151,000 were previously charged against 1994 and 1993 income, respectively. See also Note 2 to the accompanying consolidated financial statements.


PROVISION FOR DOUBTFUL ACCOUNTS. Although the provision for doubtful accounts of $933,151 in 1994 increased $286,115 over the 1993 provision of $647,036, as a percentage of revenues such provision decreased to 1.6% in 1994, compared to 1.9% in 1993, primarily as the result of a change in the Company's payor mix. The Company's revenues from government programs, including Medicare and Medicaid, increased from 68% in 1993 to 79% in 1994, primarily because of the acquisitions of PVNS and PRN Nevada, whose revenues from government programs represent a proportionately higher percentage of total revenues. For the most part, a contractual allowance is recognized directly against revenues from government programs as compared to a provision for doubtful accounts for certain other payors.

MERGER TRANSACTION COSTS. Costs of $178,265 were recognized in 1994 in connection with the merger of HHCC into the Company. See also Note 2 to the accompanying consolidated financial statements.

INCOME FROM OPERATIONS. Income from operations was $1,785,521 in 1994, a 9.4% increase over income from operations of $1,632,337 for 1993. However, as a percentage of revenues, income from operations decreased to 2.9% in 1994 as compared to 4.7% for 1993. This percentage decrease is primarily attributable to lower margins resulting from the change in the Company's service and payor mix as described above, reduced profitability of the Houston, Texas and New Jersey operations, losses in the Florida start-up operation, and increased corporate overhead costs to support the Company's growth. Various operational changes continued to be implemented in the Houston, Texas and New Jersey, as well as the Virginia operations to achieve increased profitability. Further, in 1994, income of $479,000 was recognized in connection with changes in estimates of the reserve for government program settlements. This amount consisted of (i) income of $200,000 as a result of final settlement of the PVNS June 30, 1992 Cost Report, (ii) income of $333,000 related to favorable revisions in proposed audit adjustments and reopenings of the PVNS Cost Reports for the years ended June 30, 1990 and 1991, and (iii) expense of $54,000 related to post-acquisition Cost Reports. See also Note 6 to the accompanying consolidated financial statements.

GAIN ON SALE OF MINORITY INTEREST. In the second quarter of 1994, the Company sold a 20% ownership interest and a 5% net profits interest in its then existing Pensacola, Florida home healthcare business for cash, and realized a pre-tax gain of $128,500, as more fully described in Note 13 to the accompanying consolidated financial statements.

INTEREST EXPENSE. Interest expense increased $438,907, or 104.3%, to $859,746 in 1994, compared to $420,839 in 1993, primarily as a result of interest on debt incurred in connection with the PVNS and PRN Nevada acquisitions and for working capital purposes to fund the Company's operations and growth, including the post acquisition operations of PVNS and PRN Nevada. A portion of the increase was also attributable to increases in the prime interest rate charged by banks in 1994 over 1993. The weighted average of the prime interest rate in 1994 was 7.1%, compared to 6.0% in 1993. Virtually all of the Company's borrowings bear interest at floating interest rates based on prime.

PROVISION FOR INCOME TAXES. The Company's effective tax rate in 1994 was approximately 42.2% compared to 38.8% in 1993. See Note 7 to the accompanying consolidated financial statements for detailed information regarding the difference in the effective tax rates between 1993 and 1994 and the items causing the differences between the effective tax rates and the statutory rate of 34% in both years.
                                       15

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

                         LIQUIDITY AND CAPITAL RESOURCES
                   (DOLLAR AMOUNTS, NOT RATIOS, IN THOUSANDS)

AS OF DECEMBER 31:                          1995           1994           1993
                                         ---------      ---------      ---------
CASH, CASH EQUIVALENTS &
   SHORT-TERM INVESTMENTS .........      $     293      $   1,616      $   2,216

WORKING CAPITAL ...................      $   5,223      $   3,812      $   1,991

CURRENT RATIO .....................           1.61           1.43           1.23

DEBT TO EQUITY RATIO ..............           2.11           2.42           1.68

GENERAL

The Company has entered into various debt obligations with a bank and others, including the former owners of acquired companies, resulting in total outstanding borrowings of approximately $11,760,000 at December 31, 1995. Such total debt amount is exclusive of a contractual obligation to the former owners of PVNS, which is addressed in the discussion below concerning the Company's other commitments. The terms and other information regarding such borrowings (including an additional borrowing and debt refinancing subsequent to December 31, 1995) are more fully described in Notes 2, 5 and 12 to the accompanying consolidated financial statements.
                                       16

Between December 31, 1994 and January 31, 1996, the Company increased by $2,000,000 its revolving credit facilities to finance its growth and for the reasons set forth below in the second paragraph under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES.

The Company's stockholders' equity at December 31, 1995 was $9,339,304, which increased approximately $1,268,137 from December 31, 1994, including the effect of the restatement for the merger of HHCC which was accounted for as a pooling of interests. The Company's debt-to-equity ratio improved from 2.42 to 2.11 between these dates, due to the increase in stockholders' equity at December 31, 1995.

ITEMS  AFFECTING LIQUIDITY AND CAPITAL RESOURCES

After the debt refinancing more fully described in Note 5 to the accompanying consolidated financial statements, the Company's total debt outstanding (including capitalized lease obligations) will require approximately $2,225,000 for principal and interest payments during the twelve months ending December 31, 1996, based on the assumptions that interest rates and the Company's borrowing levels after the debt refinancing in March 1996 remain constant. The Company also has commitments under employment agreements to various officers and other employees, as well as a contractual obligation to the former owners of PVNS, that require total payments over the twelve months ending December 31, 1996 of approximately $332,000. In addition, the Company is committed under various operating leases (primarily office facilities and equipment), for payments totalling approximately $2,208,000 (including month-to-month leases that are expected to be continued or replaced) over the twelve months ending December 31, 1996. As of December 31, 1995, the Company had no other significant commitments and no material planned purchases of property and equipment.

Primary sources of liquidity include cash generated from operations (which has been used to support accounts receivable growth), amounts available under the Company's revolving credit facilities, and loans from and guarantees of loans by the Company's president and another director. At December 31, 1995, (i) approximately $1,300,000 of claims were receivable from a Texas welfare program that exceed the normal amount of receivables outstanding for this operation,
(ii) approximately $590,000 of claims were receivable from the Nevada Medicaid intermediary relating to untimely billing thereof, for which an informal appeal for payment has been made to the Nevada Medicaid program (see also Note 6 to the accompanying consolidated financial statements), and (iii) approximately $600,000 was receivable under a management services contract, collection of which is being litigated. These withheld and delayed receivable collections were the primary reasons for the Company's need to obtain the additional working capital loans during 1995 and early 1996. With respect to the receivables of $2,490,000 set forth in (i) through (iii) above, $1,300,000 is related to timing and documentation delays and as such is not believed to be subject to any material collection risk. Of this amount, the Company has collected approximately $435,000 through March 8, 1996 and expects to collect a substantial portion of the remaining amount ($865,000) by the end of the second quarter of 1996. The other $1,190,000 of receivables set forth in (ii) and (iii) above are in informal appeal or litigation and thus, the timing and amount of collection are less certain. At December 31, 1995, the Company had reserves of approximately $600,000 attributable to the receivables set forth in (i) through
(iii) above, which it believes to be adequate for any loss that will be incurred thereon.

The receivable amounts referred to above, not yet collected as of March 8, 1996, could be withheld longer than expected, could continue to be delayed in collection and could be adversely impacted by third-party determinations. While the Company believes that it is taking appropriate actions to collect the amounts described above and to manage its investment in accounts receivable, its anticipated growth may continue to require cash for working capital in excess of cash generated from operations.
                                       17

Taking into account the commitments and the matters described above, management believes that the Company's existing capital resources and sources of liquidity are sufficient to finance its existing operations during the next twelve months. If cash generated from operations is less than anticipated, or if other currently unforeseen events occur including the outcome of the matters described above, the Company may be required to seek additional financing. Potential sources of additional financing include private or public equity, debt financing or additional bank financing. The Company's credit facilities with its primary lender generally prohibit additional borrowings by the Company without the bank's consent. Although the Company has historically been able to obtain additional financing from the bank, as needed, there can be no assurance thereof or that the Company would be able to obtain alternative financing, if required, on acceptable terms. As of March 8, 1996, the Company had available borrowing capacity of $1,750,000 under its existing revolving credit facilities.

YEAR END 1995 COMPARED TO YEAR END 1994

Cash decreased by approximately $1,323,000 from December 31, 1994 to December 31, 1995, primarily due to the growth in the Company's accounts receivable and its cash needs for other purposes. Working capital increased by approximately $1,411,000 from December 31, 1994 to December 31, 1995 and the current ratio increased from 1.43 at December 31, 1994 to 1.61 at December 31, 1995, due to various factors including an increase in net accounts receivable and a decrease in current debt maturities. Accounts receivable, net of reserves, at December 31, 1995 increased by approximately $2,151,000, or 22%, from December 31, 1994, due to the Company's growth in revenues and other matters as set forth above. Additionally, accounts payable and accrued liabilities increased by approximately $247,000 and accrued compensation and benefits increased by approximately $234,000 from December 31, 1994 to December 31, 1995. For the year ending December 31, 1995, net cash of approximately $142,100 was provided from operating activities, while the Company used cash of approximately $1,138,700 for financing activities during this period. In 1995, the Company used cash of approximately $97,600 in the acquisition of the PharmaThera Branch and approximately $229,400 to acquire property and equipment.

YEAR END 1994 COMPARED TO YEAR END 1993

Working capital increased by approximately $1,821,000 from December 31, 1993 to December 31, 1994 and the current ratio increased from 1.23 at December 31, 1993 to 1.43 at December 31, 1994, primarily due to the extension of certain of the Company's debt maturities into 1996, a portion of which was classified as current at December 31, 1993. Accounts receivable, net of reserves, at December 31, 1994 increased by approximately $2,031,000, or 26%, from December 31, 1993, due to the Company's growth in revenues, which resulted primarily from the Company's various acquisitions, the growth of the Company's existing operations, and other matters as set forth above. Additionally, accounts payable and accrued liabilities increased by approximately $268,000 and accrued compensation and benefits increased by approximately $685,000 from December 31, 1993 to December 31, 1994. For the year ending December 31, 1994, net cash of approximately $2,735,000 was provided from financing activities, while the Company used cash of approximately $1,397,000 for operating activities during this period. In 1994, the Company used cash of approximately $277,000 in the acquisition of STAT, approximately $908,000 in the acquisition of PRN Nevada, and approximately $682,000 to acquire property and equipment.

The Company received proceeds, net of offering costs, of $2,627,315 from its Warrant Offering completed in December 1993. In 1994, $1,981,000 of such proceeds were used to repay principal on the debt incurred to acquire PVNS. The remaining proceeds were utilized for working capital purposes. No similar offering of the Company's common stock or other equity securities occurred in 1994.
                                       18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements and Notes to Financial Statements of Medical Innovations, Inc., referred to in Item 14 (a)(1) of this Report is included at page F-1.

RECENT ACCOUNTING PRONOUNCEMENT

In October 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was issued which covers the accounting for stock-based compensation, principally stock options. The Company believes at this time, as permitted by the standard, that it will not change its existing accounting for stock options. Additional disclosures, including pro forma effects on income of the difference between existing and the new accounting methods, will be required. The Company is required to adopt the standard no later than January 1, 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

None

                                       19
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the executive officers and directors of the Company, as of March 8, 1996. Each of the directors are elected annually by the stockholders of the Company, to serve until the next annual meeting of the stockholders, or until their successors are elected and qualified. Executive officers are elected by the Board of Directors to serve until their successors are elected and qualified.

         NAME             AGE                POSITION(S) WITH COMPANY

Mark H. Fisher             43       President, Chief Executive Officer
                                    and Chairman of the Board of Directors

Thomas J. Kaled            42       Executive Vice President, Chief Operating
                                    Officer and Director

David C. Horn              49       Vice President,  Chief Financial Officer
                                    and Treasurer

Douglas S. Johnston        45       General Counsel and Secretary

Arthur L. Rice             54       President - HHCC and Director

Luis T. Campos, M.D.       51       Director

Harvey R. Houck, Jr        66       Director

Philip A. Tuttle           54       Director


         MARK H. FISHER was named President, Chief Executive Officer and Chairman of the Board of Directors when he joined the Company in November 1992. Since 1988 Mr. Fisher has also served as President of Northwest Stationers & Supply Co., Inc. ("Northwest"), a privately held company. In April 1994, Northwest sold all of its operating assets.

         THOMAS J. KALED has served as Executive Vice President and a director of the Company since its organization as a Delaware corporation in May 1989. Effective January 1, 1996, Mr. Kaled was also named Chief Operating Officer of the Company. Since 1989, Mr. Kaled has also served as a director of Cytastar, Inc., a diagnostic laboratory.

         DAVID C. HORN has served the Company as Vice President, Chief Financial Officer and Treasurer since he joined the Company in December 1993. From June 1989 to December 1993 he owned and operated a real estate and financial consulting business that conducted business under the name "Quantum Interests." Mr. Horn is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

         DOUGLAS S. JOHNSTON has served the Company as General Counsel and Secretary since December 1993. Prior to joining the Company as a full time employee in May 1994, he was President and sole shareholder of Johnston and Associates, P.C., a law firm. Mr. Johnston served as general counsel to Grasso Corp. and Coastwide Energy Services, Inc., from October 1993 until April 1994.

                                       20

         ARTHUR L. RICE has served as President of HHCC since 1985. On June 14, 1995, Mr. Rice was named as a director of the Company pursuant to the terms of the agreement under which the Company acquired HHCC, dated May 19, 1995.


         LUIS T. CAMPOS, M.D. was named as a director effective June 15, 1992. Dr. Campos is Board Certified in both Internal Medicine and Medical Oncology, President of Oncology Consultants, P.A., an oncology group that practices in Houston, Texas, and President of Oncology Consultants International. Dr. Campos serves as a Clinical Professor in the Department of Internal Medicine at the University of Texas Medical School at Houston. Among his numerous professional memberships, Dr. Campos is a member of the American Society of Clinical Oncology, past President of the Houston Oncology Research Group, founding member of the M.D. Anderson Associates and is Co-Chairman of the Texas Cancer Outreach Network (T-CON), which is sponsored by M.D. Anderson Medical Center. He has published over 100 articles in various medical journals primarily directed to basic and clinical research of neoplastic disorders.

         HARVEY R. HOUCK, JR. was named as a director effective November 19, 1992. Since receiving his undergraduate degree in business from the University of Houston in 1949, Mr. Houck has been a real estate developer in the Houston, Texas area.

         PHILIP A. TUTTLE has served as a director of the Company since its organization as a Delaware corporation in May 1989 and was Chairman of the Board from May 1989 to August 1990. Since May 1989, Mr. Tuttle has been a general partner in Davis Venture Partners, L.P., a venture capital firm, and is currently President of Sherry Lane Capital Advisors, Inc. Mr. Tuttle serves on the board of directors of Drypers Holding Corp., a publicly traded company listed on Nasdaq that manufactures disposable diapers, and also serves on the board of directors of Zydeco Energy, Inc., a publicly traded company listed on Nasdaq engaged in acquiring oil and gas leases, drilling and producing reserves utilizing focused geologic concepts and advanced 3D seismic and computer aided exploration technology.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under Section 16(a) of the Securities Exchange Act of 1934, directors, certain officers, and beneficial owners of 10% or more of the Company's common stock are required from time to time to file with the Securities and Exchange Commission (the "Commission") reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its fiscal year 1995 and thereafter, Forms 5 and amendments thereto furnished to the Company with respect to its fiscal year 1995, and any written representations received by the Company from a director, officer or beneficial owner of more than 10% of the common stock ("reporting persons") that no Form 5 is required, the Company believes that the following reporting persons did not file on a timely basis the following reports required by Section 16(a) of the Securities Exchange Act of 1934 during the Company's fiscal year 1995.

         Thomas J. Kaled, Executive Vice President, Chief Operating Officer and a director of the Company, filed on February 10, 1996 a Form 4 with respect to the transfer of 15,000 shares of stock to Mr. Kaled's wife in August 1993. In connection with the same transaction, Mr. Kaled did not file a Form 5 with respect to the Company's fiscal year 1993 until February 10, 1996. J. D. Smith, who was deemed to be a 10% owner at the time, filed on February 13, 1996 a Form 4 with respect to the issuance of 100,000 shares of stock to Mr. Smith in July 1993. In connection with the same transaction, Mr. Smith did not file a Form 5 with respect to the Company's fiscal year 1993 until February 13, 1996.

                                       21
ITEM 11.  EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE

         The following table sets forth for the fiscal years ended December 31, 1993, 1994 and 1995 the compensation paid by the Company to (i) its chief executive officer, (ii) all executive officers at year end whose annual salary and bonus exceeded an aggregate of $100,000 for such year and (iii) up to two additional individuals who would have been included in (i) or (ii) above but for the fact that they were not executive officers at year end:

                           SUMMARY COMPENSATION TABLE


NAME AND
PRINCIPAL                                             ANNUAL COMPENSATION
POSITION                              YEAR        SALARY              BONUS

Mark H. Fisher,                       1995       $150,000        $        0
President and Chief                   1994         85,867                 0
Executive Officer                     1993              0                 0

Thomas J. Kaled,                      1995        125,000                 0
Executive Vice President              1994        125,000                 0
and Chief Operating Officer           1993        106,250            68,740

Larry V. Campbell,                    1995        150,000                 0
Vice President and                    1994        142,542                 0
Chief Operating Officer(1)

David C. Horn,                        1995        140,564                 0
Vice President, Chief                 1994        116,790                 0
Financial Officer and
Treasurer

Douglas S. Johnston                   1995        100,398                 0
General Counsel and Secretary

(1) Mr. Campbell served as Chief Operating Officer until his resignation, effective December 31, 1995.

         INFORMATION REGARDING STOCK OPTIONS

         There were no stock options granted in 1995 to the named executive officers included in the Summary Compensation Table.

         The Company has not granted any stock appreciation rights.

                                       22

Set forth in the following table is summary information regarding the number of all unexercised options as of the end of 1995 for each of the executive officers included in the Summary Compensation Table:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                    VALUE OF UNEXERCISED
                               NUMBER OF UNEXERCISED OPTIONS      IN-THE MONEY OPTIONS AT
                                AT FISCAL YEAR END                 FISCAL YEAR END($)
        NAME                 EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE

Mark H. Fisher (1)                      0/0                            $0.00/$0.00

Thomas J. Kaled                      0/250,000                         $0.00/$0.00

Larry V. Campbell (2)             68,000/302,000                   $0.00/$200,000.00

David C. Horn                     50,000/200,000                   $0.00/$125,000.00

Douglas S. Johnston                20,000/80,000                       $0.00/$0.00

(1) Excludes warrants to purchase a total of 483,773 shares granted to Mr. Fisher in 1993 in exchange for certain loans and guarantees, which grants were independent of his compensation as an employee of the Company.

(2) Mr. Campbell resigned effective December 31, 1995. As a result of that resignation, the 200,000 options granted to Mr. Campbell under the Company's 1993 Executive Security Stock Option Plan automatically expired and the 175,000 options granted to Mr. Campbell under the 1993 Employee Stock Option Plan expire on March 30, 1996.

         No executive officer of the Company exercised options in fiscal 1995.

         LONG-TERM INCENTIVE PROGRAM

         The Company has no long-term incentive programs other than the Company's stock option plans.

         PENSION PLAN

         The Company has no defined benefit or actuarial plan.

DIRECTOR COMPENSATION

In June 1992, the Company granted to Dr. Campos options to purchase 250,000 shares of the Company's common stock for $1.50 per share, which became exercisable beginning January 1, 1996 and expire on April 29, 1996.

At present the Company has no standard arrangement pursuant to which directors of the Company are compensated for their services as directors. In the future the Company may compensate its outside directors for serving in such capacity with options to purchase common stock or such other remuneration as determined by the Board of Directors.
                                       23

EMPLOYMENT CONTRACTS

David C. Horn, Vice President, Chief Financial Officer and Treasurer of the Company, is employed by the Company pursuant to a written employment agreement dated December 6, 1993 and amended effective July 5, 1994. Under the terms of the employment agreement, Mr. Horn is employed through December 6, 1996 and thereafter from year to year at an annual salary which is currently $150,000. In addition, pursuant to the terms of the employment agreement, on December 6, 1993, Mr. Horn was granted options to purchase 125,000 shares of the Company's common stock for $1.875 per share under the terms of the Company's 1993 Employee Stock Option Plan. The options vest ratably over a five year period. In addition, pursuant to the terms of the employment agreement, on December 6, 1993, Mr. Horn was granted options to purchase 125,000 shares of the Company's common stock under the terms of the Company's 1993 Executive Security Stock Option Plan (see below).

Douglas S. Johnston, General Counsel and Secretary of the Company, is employed by the Company pursuant to a written employment agreement dated May 1, 1994. Under the terms of the employment agreement, Mr. Johnston is employed through May 1, 1996 and thereafter from year to year, at an annual salary of $100,000. In addition, pursuant to the terms of the employment agreement, on May 1, 1994, Mr. Johnston was granted options to purchase 100,000 shares of the Company's common stock for $1.84375 per share under the terms of the Company's 1993 Employee Stock Option Plan. The options vest ratably over a five year period.

Larry V. Campbell, who resigned as Vice President and Chief Operating Officer of the Company effective December 31, 1995, was employed by the Company pursuant to a written employment agreement dated August 4, 1993 and amended effective December 6, 1993. Under the terms of the employment agreement, Mr. Campbell was employed from year to year at an annual salary, which was $150,000 at the end of fiscal 1995. In addition, pursuant to the terms of the amended employment agreement on December 6, 1993, Mr. Campbell was granted options to purchase 170,000 shares of the Company's common stock for $1.875 per share under the terms of the Company's 1993 Employee Stock Option Plan. The options vested ratably over a five year period. Mr. Campbell can exercise the vested options to purchase 68,000 shares of stock for three months after the date of his resignation. In addition, pursuant to the terms of the amended employment agreement, on December 6, 1993, Mr. Campbell was granted options to purchase 200,000 shares of the Company's common stock under the terms of the Company's 1993 Executive Security Stock Option Plan (see below).

1993 EXECUTIVE SECURITY STOCK OPTION PLAN

Effective December 6, 1993, the Board of Directors adopted the 1993 Executive Security Stock Option Plan (the "Executive Plan"). The Executive Plan provides that options to purchase up to 500,000 shares of the Company's common stock may be granted to executive officers by the Board of Directors. The options granted under the Executive Plan are exercisable at the purchase price of $.50 per share for one year after the termination of the executive officer without cause or any transaction that results in a majority of the outstanding common stock being held by a person or group that does not include Mark H. Fisher. To date, the only options granted under the Executive Plan include an option to purchase 200,000 shares of common stock granted to Mr. Campbell and an option to purchase 125,000 shares of common stock granted to Mr. Horn. The option granted to Mr. Campbell under the Executive Plan automatically terminated upon the voluntary resignation of Mr. Campbell, effective December 31, 1995.

                                       24

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS


The Compensation Committee is composed of Mark H. Fisher, Harvey R. Houck, Jr., and Philip A. Tuttle. Mr. Fisher is the President and Chief Executive Officer of the Company.

On April 10, 1995, the Company borrowed $300,000 from Mark H. Fisher. Mr. Fisher received interest equal to the prevailing prime rate per annum as compensation for making this loan to the Company. The loan from Mr. Fisher was made to provide the Company with necessary working capital.

On March 15, 1996, the Company refinanced all of its bank debt. Of the new bank debt, the $3,625,000 New Term Note and $1,575,000 of the revolving credit facilities (the "Guaranteed Revolver") are secured by collateral (marketable securities) owned by the Collateral Guarantors, including Mr. Fisher and Mr. Houck. The remaining $5,725,000 of the revolving credit facilities are guaranteed by Mr. Fisher and Mr. Houck. The new debt replaced the $5,200,000 Term Note, which was secured by the same collateral as that now securing the New Term Note and the Guaranteed Revolver, and $5,725,000 in revolving credit facilities, which were also guaranteed by Mr. Fisher and Mr. Houck. See also
Note 5 to the accompanying consolidated financial statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership, as of the close of business on March 8, 1996, of shares of common stock by each person who is known to the Company to be a beneficial owner of 5% or more of the common stock, each current director, each executive officer named in the Summary Compensation Table hereinafter set forth, all current directors and executive officers of the Company as a group. The common stock is the only class of voting securities outstanding. Unless otherwise indicated, each person or entity set forth in the table has sole investment and voting power with respect to all shares shown as beneficially owned, subject to community property laws, where applicable. Shares are owned beneficially and of record, unless otherwise specified.
                                       25
                                                SHARES BENEFICIALLY OWNED
         NAME AND ADDRESS             -----------------------------------------
       OF BENEFICIAL OWNER(1)             NUMBER                     PERCENT
-----------------------------         -------------                 -----------
Mark H. Fisher                          934,529 (2)                   5.7%

Thomas J. Kaled                       1,213,409 (3)                   7.5%

Larry V. Campbell                        70,000 (4)                    *

David C. Horn                            70,000 (5)                    *

Douglas S. Johnston                      81,945 (6)                    *

Arthur L. Rice                        2,033,609 (7)                  12.7%

Luis T. Campos, M.D.                    999,795 (8)                   6.2%

Harvey R. Houck, Jr.                  2,324,683 (9)                  13.5%

Philip A. Tuttle                        468,004                       2.9%

All executive officers and
  directors as a group (9 persons)    8,195,974 (10)                 44.8%

Horizon/CMS Healthcare Corporation    9,068,287 (11)                 49.9%
6001 Indian School Road, Suite 500
Albuquerque, New Mexico  87110

John Schurwon                           351,430 (12)                  2.2%
One Riverway #2300
Houston, Texas  77056
--------------
 *       Less than 1%

(1) The address for all officers and directors is One Riverway, Suite 2300, Houston, Texas 77056.

(2) Includes 450,755 shares owned of record by Mr. Fisher and 483,774 shares purchasable by Mr. Fisher under warrants exercisable within 60 days of March 8, 1996.

(3) Includes 948,409 shares owned of record by Mr. Kaled, 15,000 shares owned by his spouse, and 250,000 shares purchasable by Mr. Kaled under options exercisable within 60 days.

(4) Includes 2,000 shares owned of record by Mr. Campbell and 68,000 shares purchasable by Mr. Campbell under options exercisable within 60 days of March 8, 1996.

(5) Includes 20,000 shares owned of record by Mr. Horn and 50,000 shares purchasable by Mr. Horn under options exercisable within 60 days of March 8, 1996.

(6) Includes 41,945 shares owned of record by Mr. Johnston and 40,000 shares purchasable by Mr. Johnston under options exercisable within 60 days of March 8, 1996.

(7) Includes shares owned of record by Mr. Rice and his wife, of which 101,680 shares are held in escrow. Such escrowed shares will be transferred to Mr. and Mrs. Rice, subject to any right of offset the Company may have against such shares for indemnification claims relating to the acquisition of HHCC. Excludes 1,228,864 shares held by members of Mr. Rice's family, the beneficial ownership of which Mr. Rice disclaims.

(8) Includes 744,795 shares owned of record by Dr. Campos, 5,000 shares owned by his spouse, and 250,000 shares purchasable by Dr. Campos under options exercisable within 60 days of March 8, 1996.

(9) Includes 489,241 owned of record by Mr. Houck, 224,396 shares owned of record by his wife, 400,000 shares owned of record by the Harvey R. Houck and Patricia W. Houck Foundation, Inc., a foundation controlled by Mr. and Mrs. Houck, and 1,211,046 shares purchasable by Mr. Houck under warrants exercisable within 60 days of March 8, 1996. Excludes 1,389,564 shares held by members of Mr. Houck's family, the beneficial ownership of which Mr. Houck disclaims.

(10) Includes 2,352,820 shares purchasable by executive officers and directors under warrants and options exercisable within 60 days of March 8, 1996.
                                       26

(11) Includes 6,855,285 shares owned by certain stockholders of the Company, including executive officers and directors, who executed the Voting Agreement with Horizon described below, and 2,213,002 shares purchasable by such stockholders under warrants and options exercisable within 60 days of March 8, 1996. All but 987,224 of the shares listed as beneficially owned by Horizon are also listed as being beneficially owned by others in the table. These shares have been included as being beneficially owned by Horizon solely because Horizon may, under Rule 13d-3 promulgated under the Securities Exchange Act of 1934, be deemed to have shared voting power as to such shares for the sole purpose of approving the proposed merger of Horizon and the Company (and various related matters). Horizon does not have any investment power, or voting power for any other purpose. Horizon disclaims any beneficial ownership of any of such shares.

(12) Mr. Schurwon may be deemed a beneficial owner of over 5% of the common stock, as described below. Includes 333,248 shares owned of record by Mr. Schurwon and 18,182 shares purchasable by Mr. Schurwon under warrants exercisable within 60 days of March 8, 1996.

The Collateral Guarantors (Mark H. Fisher, Harvey R. Houck, Jr. and John Schurwon) received, among other consideration, warrants to purchase an aggregate of 100 shares of the Company's authorized Class A preferred stock for the purchase price of $100.00 per share (the "Preferred Warrants"), as compensation for their financing of the PVNS acquisition in 1993. The Preferred Warrants are currently exercisable only in the event of certain defaults by the Company or the Collateral Guarantors under (i) the New Term Note, (ii) the loan documents representing the Guaranteed Revolver, or (iii) the related collateral maintenance agreements, or the Bank liquidates the collateral of the Collateral Guarantors. The Preferred Warrants expire when the aggregate outstanding balances of the New Term Note and the PVNS Note, added to the Guaranteed Revolver, is $1,175,000 or less and the Company is not in default under the New Term Note or the Guaranteed Revolver. If the Preferred Warrants are exercised and the aggregate outstanding balances of the New Term Note, the PVNS Note, and the Guaranteed Revolver are $3,625,000 or more, the holders of the preferred stock have the right to elect a majority of the members of the Company's Board of Directors. See also Note 5 to the accompanying consolidated financial statements. The Collateral Guarantors have executed a Voting Trust Agreement governing the Preferred Warrants, which provides for Mr. Houck, as trustee, to vote all shares of preferred stock issued upon exercise of the Preferred Warrants, until such shares are redeemed. Mr. Houck, therefore, upon exercise of the Preferred Warrants, may obtain the right to elect additional directors that constitute a majority of the Board of Directors of the Company. The total aggregate balance of the New Term Note, the PVNS Note and the Guaranteed Revolver as of March 15, 1996, was $5,202,340. The Collateral Guarantors may be deemed to be a "group" under the rules of the Securities and Exchange Commission and may each, therefore, be deemed to beneficially own all of the shares of the Company's common stock held by the other Collateral Guarantors. Each of the Collateral Guarantors disclaim any beneficial ownership of the shares of common stock held by the others.

On February 13, 1996, certain stockholders of the Company executed a Voting Agreement (the "Voting Agreement") with Horizon, under which the stockholders agreed to vote their shares of common stock in favor of the merger of the Company with a wholly-owned subsidiary of Horizon pursuant to an Agreement and Plan of Merger, dated February 13, 1996, by and between the Company and Horizon. In the proposed merger with the Horizon subsidiary, the Company's stockholders would receive shares of Horizon common stock and the Company would become a wholly-owned subsidiary of Horizon. The stockholders executing the Voting Agreement, including certain executive officers and directors of the Company, hold an aggregate of 6,855,285 shares of common stock, and warrants and options to purchase an additional 2,213,002 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 10, 1995 the Company borrowed $300,000 from Mark H. Fisher, President and Chief Executive Officer. Mr. Fisher received interest equal to the prevailing prime rate per annum as compensation for making this loan to the Company. The loan from Mr. Fisher was made to provide the Company with necessary working capital, which was repaid on May 26, 1995.

                                       27

On May 19, 1995, the Company acquired from Arthur L. Rice, a current director of the Company, and members of Mr. Rice's immediate family, in a stock for stock transaction, all of the issued and outstanding shares of common stock of HHCC pursuant to an Agreement and Plan of Reorganization (the "HHCC Agreement"). The Company acquired the HHCC stock in exchange for 3,262,473 newly-issued shares of the Company's common stock. Of the shares issued, 163,124 shares were delivered to an escrow agent to be held in escrow for a period of four years to satisfy possible claims by the Company for indemnification under the HHCC Agreement. In connection with the transaction, the Company named Mr. Rice as a director and Mr. Rice entered into a three year employment agreement with the Company, under which Mr. Rice will receive an annual salary of $50,000 for serving as President of HHCC. In connection with the employment agreement, Mr. Rice also received, under the Company's 1988 Stock Option Plan, an option to purchase 100,000 shares of common stock at the price of $1.6875 per share.


On February 13, 1996, the Company entered into an Agreement and Plan of Merger with Horizon, under which Horizon will acquire the Company in a stock for stock merger, subject to approval by the stockholders of the Company and other contingencies. Horizon is deemed to beneficially own more than 5% of the Company's common stock because of the Voting Agreement described above, which was also executed on February 13, 1996.

On March 15, 1996, the Company refinanced all of its bank debt. Of the new bank debt, the $3,625,000 New Term Note and the $1,575,000 Guaranteed Revolver are secured by collateral (marketable securities) owned by the Collateral Guarantors. The remaining $5,725,000 of the Company's revolving credit facilities are guaranteed by Mr. Fisher and Mr. Houck. The new debt replaced the $5,200,000 Term Note, which was secured by the same collateral as that now securing the New Term Note and the Guaranteed Revolver, and $5,725,000 in revolving credit facilities, which were also guaranteed by Mr. Fisher and Mr. Houck. See also Note 5 to the accompanying consolidated financial statements.

                                       28

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      Documents filed as part of this Report:

1. and 2. The Company's consolidated financial statements and required schedules thereto are indexed on page F-1 and appear on pages F-2 through F-24 of this report.

3. Exhibits are listed on the following pages. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is indicated by an asterisk (*) below.

EXHIBIT
  NO.                                EXHIBIT
  3.1           Certificate of Incorporation of the Registrant.  (2) (2.1)

3.1(a)          Certificate of Amendment of the Certificate of Incorporation of the Registrant.  (10)

  3.2           By-Laws of the Registrant.  (3) (28.2)

  4.1           Specimen Unit Certificate (including Specimen Certificate for Shares of Common Stock.  (1)
                (4.1(a))

  9.1           Voting Trust Agreement dated June 28, 1993.  (5) (Exhibit 8 to Amendment No. 3)

 10.1           1988 Stock Option Plan of the Registrant, as amended. (3) (28.11)*

10.1(a)         Amendment No. 2 to 1988 Stock Option Plan.  (7) (10.8(a))*

10.1(b)         Amendment No. 3 to 1988 Stock Option Plan (filed herewith)*

 10.2           1993 Employee Stock Option Plan of the Registrant.  (7) (10.8(b))*

 10.3           1993 Executive Security Stock Option Plan of the Registrant.   (7) (10.8(c))*

 10.4           Employment  Agreement  between the Registrant and David C. Horn,  dated as of December 6, 1993. (7)
                (10.11)*

10.4(a)         Amendment to Employment  Agreement  between the Registrant  and David C. Horn,  dated July 5, 1994.
                (8) (10.11(a))*

 10.6           Employment  Agreement  between the  Registrant  and  Douglas S.  Johnston,  dated May 1, 1994.  (8)
                (10.28)*

 10.7           Amendment  No. 1 to  Employment  Agreement  with Thomas J. Kaled,  dated  November  13,  1992.  (4)
                (10.6(b))*

 10.8           Warrant  Agreement  between  the  Registrant  and Luis  Campos,  dated as of March  29,  1992.  (6)
                (10.12)*
                                       29

 10.9           Amended  Credit and Financing  Support  Agreement by and among the  Registrant  and Mark H. Fisher,
                Harvey R. Houck, Jr. and John Schurwon, dated August 12, 1994, and attachments.  (8) (10.20(b))


10.9(a)         Amendment No. 1 to Amended Credit and Financing  Support  Agreement,  dated March 15, 1996.  (filed herewith)

10.10           Warrant  Agreements and Certificates by and between the Registrant and Harvey R. Houck,  Jr., dated as of July 21, 1993.  (7) (10.16)

10.11           Warrant  Agreements and Certificates by and between the Registrant and Mark H. Fisher,  dated as of
                July 21, 1993.  (7) (10.17)

10.12           Amended and Restated  Warrant  Agreement  and  Certificate  by and between  Registrant  and Mark H.
                Fisher, dated March 23, 1994.  (7) (10.27)

10.13           Credit  Agreement by and between the  Registrant  and Texas  Commerce  Bank  National  Association,
                dated March 23, 1994, and attachments.  (7) (10.13)

10.13(a)        Credit Agreement by and between  Physician's  Visiting Nurse Service,  Inc. and Texas Commerce Bank
                National Association, dated March 23, 1994, and attachments.  (7) (10.13(a))

10.13(b)        Fourth  Amendment to Credit  Agreement by and between  Registrant  and Texas Commerce Bank National
                Association, dated March 15, 1996, and attachments.  (filed herewith)

10.13(c)        Fourth Amendment to Credit Agreement by and between  Physician's  Visiting Nurse Service,  Inc. and
                Texas Commerce Bank National Association, dated March 15, 1996, and attachments.  (filed herewith)

10.14           Term  Promissory  Note by and between  Registrant  and Texas  Commerce Bank  National  Association,
                dated March 15, 1996, and attachments.  (filed herewith)

10.15           Promissory  Note by and between  Physician's  Visiting Nurse Service,  Inc. and Texas Commerce Bank
                National Association, dated March 15, 1996, and attachments.  (filed herewith)

10.16           Revolving  Promissory  Note by and between PRN Home  Health  Care,  Inc.  and Texas  Commerce  Bank
                National Association, dated March 15, 1996, and attachments.  (filed herewith)

10.17           Revolving  Promissory Note by and between Registrant and Texas Commerce Bank National  Association,
                dated March 15, 1996, and attachments.  (filed herewith)

10.18           Revolving  Promissory  Note by and between  Physician's  Visiting  Nurse  Service,  Inc.  and Texas
                Commerce Bank National Association, dated March 15, 1996, and attachments.  (filed herewith)

10.19           Stock Purchase  Agreement by and among Registrant,  Robert Gentile,  and PRN Home Health Care, Inc.
                of Nevada and its affiliated companies, dated June 29, 1994, and attachments.  (9)  (2.1)

                                       30

10.20           Agreement and Plan of Reorganization,  dated as of May 19, 1995, by and among Registrant,  Hospital
                HomeCare Corporation, and the shareholders of Hospital HomeCare Corporation (11) (2.1)

10.21           Employment Agreement between Registrant and Arthur L. Rice, dated May 19, 1995. (filed herewith)*

10.22           Agreement  and Plan of Merger,  dated  February  13,  1996,  by and among  Registrant,  Horizon/CMS
                Healthcare Corporation and Horizon MI Corporation.  (12) (B)

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

                 (3) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Current Report on Form 8-K dated May 31, 1989.

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

                 (8) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

                 (9) Incorporated by reference from the like-numbered exhibits, or parenthetically noted exhibit if a different number, filed with the Company's Current Report on Form 8-K, dated June 29, 1994.
                                       31

                (10) Incorporated by reference from the like-numbered exhibits, or parenthetically noted if a different number, filed with the Annual Report on Form 10-K for the year ended December 31, 1994.

                (11) Incorporated by reference from the parenthetically noted exhibit filed with the Company's Current Report on Form 8-K dated May 19, 1995.

                (12) Incorporated by reference from the parenthetically noted exhibit of the Schedule 13D dated February 13, 1996 filed on behalf of Horizon/CMS Healthcare Corporation.

     (b) Reports on Form 8-K since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

              None.

     (c)      Required exhibits are attached hereto and are listed in
              Item 14(a)3. of this report.

     (d) Required financial statement schedules are attached hereto and are listed in Item 14(a)2. of this report.

                                       32

SIGNATURES


Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 19, 1996         MEDICAL INNOVATIONS, INC.
                                 (Registrant)

                              By: /S/ MARK H. FISHER
                                      Mark H. Fisher,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                                                    TITLE                               DATE
/S/ MARK H. FISHER                          President, Chief Executive Officer                 March 19, 1996
    Mark H. Fisher                          and Director
                                            (Principal Executive Officer)

/S/ THOMAS J. KALED                         Executive Vice President                           March 19, 1996
    Thomas J. Kaled                         and Director

/S/ DAVID C. HORN                           Vice President, Chief Financial Officer            March 19, 1996
    David C. Horn                           and Treasurer
                                            (Principal Financial Officer)

/S/ ROGER S. HUNTINGTON                     Controller                                         March 19, 1996
    Roger S. Huntington                    (Principal Accounting Officer)

/S/ PHILIP A. TUTTLE                        Director                                           March 19, 1996
    Philip A. Tuttle

/S/ HARVEY HOUCK, JR.                       Director                                           March 19, 1996
    Harvey Houck, Jr.

/S/LUIS T. CAMPOS                           Director                                           March 19, 1996
   Luis T. Campos

/S/ARTHUR L. RICE                           Director                                           March 19, 1996
   Arthur L. Rice

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                          1995 FORM 10-K ANNUAL REPORT

                          ITEMS 8 AND 14(A)(1) AND (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
Report of Independent Accountants                                                                    F-2

Consolidated Financial Statements as of December 31, 1995 and 1994 and for the
   Years Ended December 31, 1995, 1994 and 1993:
     Balance Sheets                                                                                  F-3
     Statements of Operations                                                                        F-4
     Statements of Stockholders' Equity                                                              F-5
     Statements of Cash Flows                                                                        F-6
     Notes to Consolidated Financial Statements                                                      F-8

 Financial Statement Schedules as of December 31, 1995 and 1994 and for the
   Years Ended December 31, 1995, 1994 and 1993:
     Schedule II - Valuation and Qualifying Accounts                                                 F-24

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
                                       F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Medical Innovations, Inc.


In our opinion, the accompanying consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Medical Innovations, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14 to the consolidated financial statements, the Company entered into an agreement in February 1996 to merge with Horizon/CMS Healthcare Corporation.

PRICE WATERHOUSE LLP

Houston, Texas
March 18, 1996

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                              DECEMBER 31,
                                                                                                 -----------------------------------
                      ASSETS                                                                         1995                   1994
                                                                                                 -----------             -----------
Current assets:
    Cash and cash equivalents ......................................................             $   292,666             $ 1,415,294
    Short-term investments .........................................................                    --                   201,000
    Accounts receivable, net .......................................................              11,981,393               9,830,269
    Inventories ....................................................................                 324,750                 257,360
    Deferred income taxes ..........................................................                 546,227                 347,047
    Other ..........................................................................                 632,104                 532,046
                                                                                                 -----------             -----------
         Total current assets ......................................................              13,777,140              12,583,016
Property and equipment, net ........................................................               2,120,249               1,926,209
Excess cost over net assets of acquired companies,
    net of amortization of $761,383 and $438,896 ...................................              12,008,946              12,258,000
Other, net .........................................................................               1,183,821                 825,656
                                                                                                 -----------             -----------
         Total assets ..............................................................             $29,090,156             $27,592,881
                                                                                                 ===========             ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and other debt ...................................................             $ 1,171,193             $ 1,773,798
    Accounts payable and accrued liabilities .......................................               2,871,216               2,623,754
    Accrued compensation and benefits ..............................................               2,752,828               2,518,077
    Reserve for government program settlements .....................................                 917,199               1,784,256
    Income taxes payable ...........................................................                 841,887                  70,773
                                                                                                 -----------             -----------
         Total current liabilities .................................................               8,554,323               8,770,658

Notes payable and other debt .......................................................              10,590,163              10,040,016
Other accrued liabilities ..........................................................                 498,913                 678,236
Deferred income taxes ..............................................................                 107,453                  32,804
                                                                                                 -----------             -----------
         Total liabilities .........................................................              19,750,852              19,521,714
                                                                                                 -----------             -----------
Stockholders' equity:
    Preferred stock - par value $.01 per share; 3,000,000
       shares authorized, none issued or outstanding ...............................                    --                      --
    Common stock - par value $.0075 per share; 75,000,000
       shares authorized, 15,927,873 and 15,828,873 shares
       issued and outstanding ......................................................                 119,459                 118,717
    Additional paid-in capital .....................................................               7,506,917               7,349,517
    Retained earnings ..............................................................               1,712,928                 602,933
                                                                                                 -----------             -----------
        Total stockholders' equity .................................................               9,339,304               8,071,167
                                                                                                 -----------             -----------
Commitments and contingencies ......................................................                    --                      --
                                                                                                 -----------             -----------
         Total liabilities and stockholders' equity ................................             $29,090,156             $27,592,881
                                                                                                 ===========             ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------------------
                                                                              1995                   1994                    1993
                                                                           -----------            -----------            -----------
Revenues ......................................................            $69,389,360            $60,378,148            $34,577,204
                                                                           -----------            -----------            -----------
Costs and expenses:
   Direct patient care ........................................             41,731,088             37,749,829             21,411,834
   Selling, general and administrative ........................             23,576,444             19,731,382             10,885,997
   Provision for doubtful accounts ............................              1,159,695                933,151                647,036
   Merger transaction costs ...................................                 61,774                178,265                   --
                                                                           -----------            -----------            -----------
         Total costs and expenses .............................             66,529,001             58,592,627             32,944,867
                                                                           -----------            -----------            -----------
Income from operations ........................................              2,860,359              1,785,521              1,632,337

Gain on sale of minority interest .............................                   --                  128,500                   --
Interest expense ..............................................              1,067,189                859,746                420,839
                                                                           -----------            -----------            -----------
Income before income taxes ....................................              1,793,170              1,054,275              1,211,498

Provision for income taxes ....................................                683,175                444,469                469,465
                                                                           -----------            -----------            -----------
Net income ....................................................            $ 1,109,995            $   609,806            $   742,033
                                                                           ===========            ===========            ===========
Net income per common and common
     equivalent share .........................................            $       .07            $       .04            $       .05
                                                                           ===========            ===========            ===========
Weighted average common and common
     equivalent shares outstanding ............................             16,697,192             17,374,982             15,899,342
                                                                           ===========            ===========            ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             COMMON STOCK               ADDITIONAL     RETAINED
                                                       --------------------------       PAID-IN        EARNINGS
                                                       SHARES           AMOUNT          CAPITAL        (DEFICIT)           TOTAL
                                                      ----------       ----------   ------------     ------------      ------------
Balance, January 1, 1993
     As previously reported                            9,541,341          $71,560     $2,216,535        $(442,923)       $1,845,172
     Pooling of interests with HHCC                    3,262,473           24,469        547,470         (305,983)          265,956
                                                      ----------       ----------   ------------     ------------      ------------
Balance, January 1, 1993, as restated                 12,803,814           96,029      2,764,005         (748,906)        2,111,128

Stock issued for acquisitions of:
     Preferred                                           300,000            2,250         89,055                             91,305
     PVNS                                              1,100,000            8,250      1,575,248                          1,583,498
     Advance                                             203,934            1,530        380,845                            382,375
Warrants issued for debt guarantees                                                      200,000                            200,000
Exercise of warrants from public offering              1,796,336           13,472      2,879,921                          2,893,393
Offering costs                                                                          (266,078)                          (266,078)
Stock issued for services                                 47,837              359         47,478                             47,837
Net income                                                                                                742,033           742,033
                                                      ----------       ----------    -----------     ------------      ------------
Balance, December 31, 1993                            16,251,921          121,890      7,670,474           (6,873)        7,785,491
Stock issued for acquisition of PRN Nevada               380,952            2,857        747,143                            750,000
Tax benefit of warrants exercised                                                         38,282                             38,282
Stock returned in connection with PVNS settlement
   and subsequently cancelled                           (850,000)          (6,375)    (1,268,625)                        (1,275,000)
Merger transaction costs paid by shareholder                                             100,000                            100,000
Exercise of stock options, including tax benefit          46,000              345         62,243                             62,588
Net income                                                                                                609,806           609,806
                                                      ----------       ----------     ----------     ------------      ------------
Balance, December 31, 1994                            15,828,873          118,717      7,349,517          602,933         8,071,167
Purchase of minority interest                             85,000              637        142,800                            143,437
Exercise of stock options, including tax benefit          14,000              105         14,600                             14,705
Net income                                                                                              1,109,995         1,109,995
                                                      ----------       ----------     ----------      -----------       -----------

Balance, December 31, 1995                            15,927,873         $119,459     $7,506,917       $1,712,928        $9,339,304
                                                      ==========         ========     ==========       ==========        ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                       1995              1994             1993
                                                                                   -----------       -----------       -----------
Cash flows from operating activities:
   Net income ................................................................      $ 1,109,995       $   609,806       $   742,033
   Noncash adjustments:
     Depreciation and amortization ...........................................        1,024,316           959,979           437,335
     Deferred income taxes ...................................................         (124,531)              388            99,380
     Provision for doubtful accounts .........................................        1,159,695           933,151           647,036
     Income recognized in connection with
       PVNS settlement .......................................................             --            (285,016)             --
     Professional fees incurred by shareholder ...............................             --             100,000              --
     Other ...................................................................           (8,544)           16,855            24,951
   Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable ...................................................       (3,310,819)       (2,317,631)       (3,112,067)
       Income taxes ..........................................................          790,341           119,073           520,284
       Other assets ..........................................................         (120,403)         (294,405)         (264,426)
       Accounts payable and accrued liabilities,
         including compensation and benefits .................................          483,943          (267,683)          788,131
       Reserve for government program settlements ............................         (867,057)         (934,894)             --
       Other liabilities .....................................................            5,184           (36,760)           59,760
                                                                                    -----------       -----------       -----------

       Net cash provided (used) by operating activities ......................          142,120        (1,397,137)          (57,583)
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
   Sale of short term investments ............................................          201,000              --             414,216
   Acquisition of PVNS .......................................................             --                --          (5,300,654)
   Acquisition of Advance ....................................................             --                --            (374,873)
   Acquisition of STAT .......................................................             --            (276,992)             --
   Acquisition of PRN Nevada .................................................             --            (907,533)             --
   Acquisition of PharmaThera Branch .........................................          (56,468)             --                --
   Acquisition expenses ......................................................          (41,116)          (97,021)         (133,579)
   Purchases of property and equipment .......................................         (229,445)         (681,637)         (178,052)
   Other .....................................................................             --              57,389              --
                                                                                    -----------       -----------       -----------

         Net cash used by investing activities ...............................         (126,029)       (1,905,794)       (5,572,942)
                                                                                    -----------       -----------       -----------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                       1995              1994             1993
                                                                                   -----------       -----------       -----------
Cash flows from financing activities:
   Proceeds from notes payable ...............................................     $         --       $ 9,960,297       $   797,976
   Proceeds from subordinated note and demand
     loans payable to related parties ........................................          300,000         2,600,000         5,524,000
   Revolving credit facilities:
     Borrowings ..............................................................       11,670,000        15,261,764         4,307,507
     Repayments ..............................................................      (10,370,000)      (12,036,764)       (5,407,507)
   Payments on notes payable and capital lease
     obligations, including related party debt ...............................       (2,474,527)      (12,844,831)         (390,688)
   Payments on obligation to former
     owners of PVNS ..........................................................         (272,592)         (256,996)             --
   Proceeds from exercise of warrants, net ...................................             --                --           2,627,315
   Proceeds from exercise of stock options ...................................            8,400            51,880              --
                                                                                    -----------       -----------       -----------

         Net cash provided (used) by financing activities ....................       (1,138,719)        2,735,350         7,458,603
                                                                                    -----------       -----------       -----------

Net increase (decrease) in cash and equivalents ..............................       (1,122,628)         (567,581)        1,828,078
Cash and equivalents at beginning of year ....................................        1,415,294         1,982,875           154,797
                                                                                    -----------       -----------       -----------

Cash and equivalents at end of year ..........................................      $   292,666       $ 1,415,294       $ 1,982,875
                                                                                    ===========       ===========       ===========
Cash paid during the period for:
   Interest ..................................................................      $ 1,123,760       $   862,684       $   338,460
   Income taxes ..............................................................           48,769           319,376            37,079
Noncash transactions (not otherwise disclosed):
   Assets acquired under capital lease obligations ...........................      $   348,113       $   640,323       $   104,872
   Issuance of stock to acquire minority interest ............................          143,437              --                --

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BUSINESS

Medical Innovations, Inc. and its subsidiaries (collectively referred to as the "Company") specialize in providing intermittent and extended healthcare services, intravenous therapies and personal care services to patients in their home and homecare management and consulting services to hospitals, skilled nursing facilities, and other providers under contractual arrangements. As more fully described in Note 3, a large portion of the Company's business is concentrated in providing services to beneficiaries of government health programs.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Medical Innovations, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The consolidated financial statements for prior years have been restated to reflect a merger, accounted for as a pooling of interests, completed in May 1995 as more fully described in Note 2. In addition, certain amounts previously reported have been reclassified to conform with their 1995 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Because of the inherent subjectivity of this process, actual future results could differ from that expected at the reporting date.

REVENUE RECOGNITION

Revenue for healthcare services (including related products) is recognized when services are rendered at the net realizable amounts expected to be received from payors, patients, and others. Management and consulting fee revenue is recorded in accordance with contract terms and in the period which the services are performed. Amounts reimbursed by certain payors of healthcare services are subject to examination and retroactive adjustment. Anticipated adjustments are accrued on an estimated basis and adjusted in future periods as the final settlements are determined. Earnings are also charged with a provision for doubtful accounts based on an ongoing review of collectibility.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

For purposes of the accompanying statements of cash flows, cash equivalents include highly liquid investments with original maturities of three months or less. Similar investments with original maturities beyond three months are considered short-term investments. Investments in marketable debt securities, if any, are reported (1) at amortized cost if the Company's intent and ability is to hold such securities to maturity or (2) at fair value with unrealized gains and losses reflected as a separate component of stockholders' equity if the investments are available for use in current operations. Short-term investments at December 31, 1994 consisted of a bank certificate of deposit carried at cost which approximated market value. There were no short-term investments at December 31, 1995.
                                       F-8
INVENTORIES


Inventories consist of medical supplies and pharmaceuticals and are stated at the lower of cost (first-in, first-out basis) or market.

EXCESS COST OVER NET ASSETS OF ACQUIRED COMPANIES

The purchase price of an acquired company is allocated to the fair value of the tangible and identifiable intangible assets (such as contracts) and liabilities of such company as of the effective date of the acquisition, with any excess cost allocated to "excess cost over net assets of acquired companies" and amortized on a straight-line basis over forty years. In the acquisition of PVNS, Advance and PRN Nevada, their respective reputations, locations, growth potential and significant market shares, combined with (i) the Company's managed care, administrative and related synergies and (ii) each acquired entity's contribution to the Company's strategy of achieving geographical strength and economies of scale, were the principal aspects of value received by the Company. These factors are indicative of going concern value rather than separate intangible assets and, accordingly, the Company allocated substantially all of the excess purchase prices for these companies to this asset.

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

The Company reviews the realizability of this asset whenever events or circumstances occur which indicate the recorded cost may not be recoverable. Principal factors considered by the Company in this review include changes in market share and competitive conditions, technological and regulatory changes (including reimbursement), demand trends, and earnings trends of the acquired companies. If such a review indicates that the undiscounted future cash flows from operations of the acquired business are less than the recorded asset, its carrying amount will be reduced to its estimated fair value. In the absence of an active market for the asset, fair value will be estimated using accepted valuation techniques, including discounted cash flow analysis. While projection of current facts and circumstances to future periods is inherently uncertain, the Company is not aware of any adverse changes in the above referenced factors.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which covers the accounting for the impairment of long-lived assets such as "excess cost over net assets of acquired companies." The Company believes that its previous impairment policy was substantially similar to the new requirements. Accordingly, the new standard did not have a significant effect on the Company's financial position or results of operations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Major additions or improvements to property and equipment are capitalized and depreciated over the estimated useful lives of the related assets. Routine maintenance and repair costs are expensed as incurred. Depreciation is computed on a straight-line basis over estimated useful lives of three to five years.

                                       F-9
OTHER ASSETS


Other assets consist primarily of debt issuance costs, which are deferred and amortized over the terms of the related debt agreements, and the allocated cost of acquired customer lists and contracts, which are amortized on a straight-line basis over their estimated useful lives of five to ten years. Additionally, costs incurred by the Company to develop its home infusion software programs for sale to third parties were capitalized and are being amortized on a straight-line basis over an estimated useful life of five years. Such costs were capitalized only after technological feasibility was reached as demonstrated by the Company's successful use in its operations. The rights to these programs were subsequently sold as described in Note 11 and no further costs were capitalized; however, the Company retained the right for their use in its internal operations. Other assets are shown net of accumulated amortization of $585,344 in 1995 and $345,564 in 1994.

INCOME TAXES

Deferred income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method gives immediate effect to changes in income tax laws when enacted and the income statement effect is derived from changes in deferred income taxes on the balance sheet.

PER SHARE DATA

Net income per common and common equivalent share is based on the weighted average number of common shares and equivalents outstanding during the period, which has been restated to reflect the merger completed in 1995 as more fully described in Note 2. Common stock equivalents consisting of stock options and warrants are included in the computation of weighted average shares when their effect is dilutive.

SEGMENT INFORMATION

The Company operates solely within the United States in the home healthcare industry segment.

NOTE 2 - ACQUISITIONS:

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

PHYSICIAN'S VISITING NURSE SERVICE

Effective May 1, 1993, the Company purchased all of the outstanding common stock of Physician's Visiting Nurse Service, Inc. ("PVNS"), a provider of skilled homecare and homemaker services. Consideration for the purchase consisted of $5,312,000 in cash, 1,100,000 restricted shares of the Company's common stock, and a note payable to the former owners in the principal amount of $1,000,000. The Company also entered into agreements to make future payments to the former owners resulting in a total obligation of approximately $1,211,000, net of amounts attributable to compensation and imputed interest at 7-1/2%. Of the remaining
                                      F-10

obligation of $753,644 at December 31, 1995, $298,819 is included in current accrued liabilities. This obligation is secured by a subordinated lien on accounts receivable of the Company, is payable in approximately equal monthly installments through June 1998 and is not contingent upon any future event or action by the Company or the former owners. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of PVNS are included with those of the Company for periods subsequent to the effective date of the acquisition. Substantially all of the purchase price of approximately $9,209,000 has been allocated to excess cost over net assets of acquired companies.

Effective November 18, 1994, the Company entered into an agreement with the former owners of PVNS to settle claims for certain acquisition contingencies. In connection with the settlement, the Company received (i) 850,000 shares of its common stock issued to the former owners and escrowed since the acquisition date, which were valued at $1.50 per share, the fair market value at the settlement date, and (ii) a reduction of $275,000 in the principal amount of the above referenced note payable (see also Note 5), in exchange for the release of all further obligations under an indemnification received by the Company from the former owners for acquisition contingencies. As a result, the Company assumed and recorded total estimated liabilities, aggregating approximately $1,265,000, pertaining to any adjustments from open pre-acquisition Medicare cost reimbursement reports ("Cost Reports") (see also Note 6) and other matters for which the Company received the settlement consideration as set forth above. In 1994, the Company also recorded pre-tax income of $285,000 in connection with the settlement, representing a recovery of costs associated with the acquisition contingencies previously charged against income by the Company after the acquisition date.

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

STAT SPECIALTY HOME HEALTH

Effective February 11, 1994, the Company acquired certain assets of STAT Specialty Home Health Care, Inc. ("STAT") for cash in the amount of approximately $285,000, of which approximately $119,000 was allocated to purchased contracts and the remainder to property and equipment. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of STAT are included with those of the Company for periods subsequent to the effective date of the acquisition.

PRN NEVADA

Effective April 1, 1994, the Company purchased all of the outstanding common stock of PRN Home Health Care, Inc. of Nevada and its affiliated companies (collectively "PRN Nevada"), a provider of skilled homecare services. Total consideration to the seller consisted of $1,825,000 in cash, 380,952 restricted shares of the Company's common stock, a note payable to the former owner in the principal amount of $850,000, and an additional contingent payment estimated to be approximately $73,000, which is expected to be paid in 1996. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of PRN Nevada are included with those of the Company for periods subsequent to the effective date of the acquisition. Of the total purchase price of approximately $3,726,000, the amount allocated to excess cost over net assets of acquired companies is approximately $3,169,000.

                                      F-11
PHARMATHERA BRANCH

On January 31, 1995, the Company acquired certain assets, consisting primarily of inventory, equipment, provider contracts and a customer base, of PharmaThera, Inc.'s branch operation in Pensacola, Florida ("PharmaThera Branch"), a provider of infusion therapy services, for cash of approximately $56,000 and two notes with obligations totalling approximately $474,000, after adjustment. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of the PharmaThera Branch are included with those of the Company for periods subsequent to the acquisition date. The price paid for provider contracts and a customer base, together with related transaction costs, totalling $441,116 was allocated to purchased contracts and is being amortized over ten years. See also Note 13.

HOSPITAL HOMECARE

In May 1995, the Company issued 3,262,473 shares of its common stock in exchange for all of the issued and outstanding common stock of Hospital HomeCare Corporation ("HHCC"), a provider of hospital-based home healthcare management services. Five percent of the shares issued to HHCC have been escrowed to indemnify the Company for certain specified pre-merger contingencies. This transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the assets, liabilities and results of operations of HHCC, as more fully described below.

Prior to the combination, HHCC's fiscal year ended on March 31, which has been subsequently changed to conform with that of the Company. HHCC's results of operations for the fiscal year ended March 31, 1995 and 1994 are combined with the Company for the years ended December 31, 1994 and 1993, respectively. Accordingly, the Company's results of operations for the three months ended March 31, 1995 did not include HHCC. Separate results of operations of the Company and HHCC for the pre-merger annual periods included herein are as follows:

REVENUES                         COMPANY         HHCC        COMBINED
--------                         -------         ----        --------
Year ended:
     December 31, 1994         $59,110,330   $ 1,267,818    $60,378,148
     December 31, 1993          33,482,504     1,094,700     34,577,204

NET INCOME (LOSS)

Year ended:
     December 31, 1994         $   804,026   $  (194,220)   $   609,806
     December 31, 1993             845,690      (103,657)       742,033

Transaction costs of $240,039 (without income tax benefit) were incurred by the Company and HHCC, of which $61,774 were expensed by the Company in 1995. The remaining costs of $178,265 were incurred by HHCC in the fiscal year ended March 31, 1995, and therefore, were included in the restated combined net income of the Company for the year ended December 31, 1994. Such costs are separately presented as merger transaction costs in the consolidated statement of operations.

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

                                      F-12

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

PRO FORMA INFORMATION

The pro forma combined results of operations of the Company and its 1994 and 1995 acquisitions (STAT, PRN Nevada and PharmaThera Branch), after giving effect to certain pro forma adjustments and assuming the acquisitions had been completed effective January 1, 1994, are as follows:

                                                            Year Ended
                                                        December 31, 1994
                                                        ------------------
                                                            (Unaudited)
Revenue .................................................   $64,467,782
Net income ..............................................       970,489
Net income per common and common equivalent share .......          0.06

The PharmaThera Branch acquisition completed on January 31, 1995 did not have a material pro forma effect on 1995 results of operations.

The pro forma information is not necessarily indicative of results which may occur in the future.

NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable at December 31, consisted of the following:

                                                       1995             1994
                                                    -----------      -----------
Accounts receivable ..........................      $12,977,110      $10,618,965
Less allowance for doubtful accounts .........          995,717          788,696
                                                    -----------      -----------
                                                    $11,981,393      $ 9,830,269
                                                    ===========      ===========

A large portion of the Company's revenues is derived from services to beneficiaries of government health programs. The percentages of the Company's net revenues derived from Medicare and state government programs were approximately 51% and 26% in 1995, 55% and 24% in 1994, and 42% and 26% in 1993,
respectively.

The Company does not require collateral for its receivables, but believes that due to the diversity of third-party payors and the concentration of receivables from government health programs (57% of receivables at December 31, 1995), credit risk is generally not significant. The Company continually monitors the adequacy of its allowance for doubtful accounts based on historical experience, collection trends and other factors.

                                      F-13
NOTE 4 - PROPERTY AND EQUIPMENT:


Property and equipment at December 31, consisted of the following:

                                                           1995          1994
                                                        ----------    ----------
Furniture and fixtures .............................    $1,383,716    $1,341,684
Equipment, including computers .....................     2,062,862     1,480,624
Transportation equipment ...........................       316,839       329,767
Leasehold improvements .............................       195,528       167,365
                                                        ----------    ----------
                                                         3,958,945     3,319,440
Less accumulated depreciation and amortization .....     1,838,696     1,393,231
                                                        ----------    ----------
                                                        $2,120,249    $1,926,209
                                                        ==========    ==========

Property and equipment under capital leases and the accumulated amortization thereon totalled $1,099,351 and $268,528, respectively, at December 31, 1995, and $816,088 and $134,253, respectively, at December 31, 1994.

Depreciation expense totalled $454,009 in 1995, $442,835 in 1994 and $184,408 in 1993.

NOTE 5 - NOTES PAYABLE AND OTHER DEBT:

Notes payable and other debt at December 31, consisted of the following:

                                                         1995            1994
                                                     -----------     -----------
Bank revolving credit facilities ...............     $ 4,725,000     $ 3,425,000
Notes payable to Bank ..........................       5,200,000       5,450,000

Term note payable to Bank ......................            --           400,000
Notes payable to former owners of PVNS .........         222,365         752,638
Note payable to former owner of PRN Nevada .....         425,000         708,333

Note payable to former owner of PharmaThera
Branch .........................................         339,320            --

Notes payable to Bank and others, at rates
ranging from 8% to 14%, with various
maturities through 1997, secured by
property and equipment .........................          35,398         378,439
Capital lease obligations ......................         814,273         699,404
                                                     -----------     -----------
                                                      11,761,356      11,813,814
Less current portion ...........................       1,171,193       1,773,798
                                                     -----------     -----------
Noncurrent portion .............................     $10,590,163     $10,040,016
                                                     ===========     ===========
                                      F-14
BANK REVOLVING CREDIT FACILITIES

At December 31, 1995, the Company had revolving credit facilities totalling $4,725,000 with a bank (the "Bank") that were to mature at various dates from March 31, 1996 through April 30, 1996. The interest rates on the credit facilities were prime plus 1/4% (8.75% at December 31, 1995), payable monthly. The credit facilities were secured by a first priority lien on all accounts receivable of the Company and were guaranteed by the President and another director of the Company. The related loan agreements covering $2,550,000 of the credit facilities included covenants to maintain certain net worth and a debt to net worth ratio and prohibited certain additional indebtedness and the payment of dividends. At December 31, 1995, the Company was in compliance with such loan covenants.

On March 15, 1996, the Company refinanced all of its debt with the Bank, including the above referenced revolving credit facilities, an additional revolving credit facility of $1,000,000 entered into on January 31, 1996, and the notes payable described below. The new revolving credit facilities total $7,300,000, bear interest at rates ranging from prime to prime minus 1%, payable monthly, and mature April 15, 1997. Such credit facilities totalling $5,725,000 are secured by a first priority lien on all accounts receivable of the Company and $1,575,000 of such credit facilities are secured by collateral (marketable securities) pledged to the Bank by the President, another director and a shareholder of the Company ("Collateral Guarantors"), and are guaranteed in the amount of $5,725,000 by the President and another director of the Company. The related loan agreements do not include any covenant requirements; however, such agreements do prohibit certain additional indebtedness and payments of dividends.

NOTES PAYABLE TO BANK

In June 1994, the Company borrowed $5,450,000 from the Bank ("Term Note") for the purpose of repaying a demand note of $1,650,000 and substantially all of the remaining balance on the subordinated note payable as described below. The $1,650,000 demand note was executed in March 1994 when the Company entered into a demand loan agreement with the Collateral Guarantors. The interest rate on the Term Note, which was to mature June 6, 1996, was prime minus 1% (7.5% at December 31, 1995), payable monthly. The Term Note was secured by collateral (marketable securities) pledged to the Bank by the Collateral Guarantors. Previously, this collateral was held by the Bank as security for its loan to the Collateral Guarantors which was used by these individuals to make loans to the Company. During 1995, the Company repaid $250,000 on the Term Note, resulting in an outstanding principal balance of $5,200,000 at December 31, 1995.

As described above, the Company refinanced all of its debt with the Bank on March 15, 1996. In connection therewith, the Company borrowed $3,625,000 from the Bank ("New Term Note"), which matures April 15, 1997. The New Term Note bears interest at prime minus 1%, payable monthly, and is secured by collateral (marketable securities) pledged to the Bank by Collateral Guarantors (see also discussion above regarding such collateral security).

NOTES PAYABLE TO FORMER OWNERS OF PVNS

In connection with the acquisition of PVNS in 1993, the Company issued a $1,000,000 note payable to the former owners of PVNS ("PVNS Note") which is secured by a subordinated lien on accounts receivable of the Company and is guaranteed by the President of the Company. In January 1994, the Company repaid principal of $306,000 on this note, pursuant to its contractual obligation to apply as debt reduction, a portion of the net proceeds from the Company's offering of common stock in connection with the exercise of various outstanding warrants ("Warrant Offering") completed in December 1993. Also, the principal balance of the PVNS Note was further reduced by $275,000 in November 1994 as a result of the settlement with the former owners of PVNS as more fully described in Note 2. This note reduction was required to be applied to principal in inverse order of maturity. Scheduled monthly principal payments of $20,833 commenced on August 1, 1994, together with interest at prime through June 28, 1995, on which date the interest rate increased to prime plus 1% (9.5% at December 31, 1995). At December 31, 1995, the principal balance of the PVNS Note was $44,006.
                                      F-15

In November 1994, the Company borrowed $458,636 of previously escrowed cash from the former owners of PVNS for working capital purposes. Interest only was due on this note through February 1, 1995, at which date monthly principal and interest payments commenced in eighteen equal installments with a final payment due on July 1, 1996. The interest rate on the note was at prime through June 30, 1995, on which date the interest rate increased to prime plus 1% (9.5% at December 31, 1995). At December 31, 1995, the principal balance of this note was $178,359.


NOTE PAYABLE TO FORMER OWNER OF PRN NEVADA

In connection with the Company's acquisition of PRN Nevada, the Company issued an $850,000 note payable to the former owner of PRN Nevada. The note bears interest at prime (8.5% at December 31, 1995), payable monthly, and is secured by the common stock of PRN Nevada. Monthly principal payments of $23,611 commenced August 1, 1994 and are payable in such amount through July 1, 1997. During 1995, scheduled payments on this note were offset by $125,776 due from the former owner of PRN Nevada for indemnification of applicable adjustments to PRN Nevada's pre-acquisition Cost Reports through December 31, 1993 (see also
Note 6).

NOTES PAYABLE TO FORMER OWNER OF PHARMATHERA BRANCH

In connection with the acquisition of the PharmaThera Branch, the Company issued two notes payable to the former owner of the PharmaThera Branch. The larger note in the amount of $500,000, subsequently reduced to $400,000, is secured by all equipment of the Company's Florida operation, is non-interest bearing, and is payable at various dates through maturity on May 15, 1996. The other note in the amount of $73,956 was paid in six equal monthly principal installments of $12,326 through August 1, 1995.

SUBORDINATED NOTE PAYABLE

In connection with the acquisition of PVNS, the Company issued a $5,500,000 note payable to the Collateral Guarantors (as defined above). In March 1994, the Company repaid principal of $1,675,000 on the note, pursuant to its contractual obligation to apply as debt reduction a portion of the net proceeds from the Company's Warrant Offering completed in December 1993. On the date of such repayment, a replacement note was issued to the Collateral Guarantors in the amount of $3,802,370, which was repaid in June 1994 as described above.

In connection with making this subordinated loan, the Collateral Guarantors were granted warrants to purchase 100 shares of the Company's Class A preferred stock at $100 per share. As previously described, the collateral (marketable securities) that the Collateral Guarantors pledged to the Bank as security for the Term Note and New Term Note was previously held by the Bank as security for a loan to the Collateral Guarantors which was used by these individuals to make loans to the Company. Thus, the Collateral Guarantors' risk position has not significantly changed and accordingly, the agreement governing the preferred stock warrants has been amended so that the warrants remain outstanding under substantially the same terms, except that the exercisability of the warrants now relates to the New Term Note and $1,575,000 of the new revolving credit facilities rather than the subordinated loan. Such warrants are now exercisable only in the event of certain defaults of the Company or the Collateral Guarantors under the New Term Note, $1,575,000 of the new revolving credit facilities, or the related collateral maintenance agreements with the Bank, or in the event the Bank liquidates the Collateral Guarantors' collateral. The warrants expire when the aggregate outstanding balance of the New Term Note, $1,575,000 of the new revolving credit facilities, and the PVNS Note is $1,175,000 or less and the Company is not in default under the New Term Note and $1,575,000 of the new revolving credit facilities. If the warrants are exercised and the aggregate outstanding balance of the New Term Note, $1,575,000 of the new revolving credit facilities, and the PVNS Note is

                                      F-16

$3,625,000 or more, the holders of the preferred stock have the right to elect seven of thirteen Company directors. At December 31, 1995, the aggregate principal outstanding on the Term Note and the PVNS Note was $5,244,006. At all other times after warrant exercise, the holders of the preferred stock have the right to elect three of nine Company directors. If the warrants are exercised, the Company may redeem the preferred stock, at the price of $100 per share, at any time after the aggregate outstanding principal balances of the above referenced debt are less than $1,175,000.


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

FAIR VALUE OF INDEBTEDNESS

Substantially all of the Company's indebtedness bears current rates of interest and the terms thereof are considered normal for the nature of the instruments. Accordingly, the Company believes that the carrying value of indebtedness approximates its fair value.

FUTURE MINIMUM MATURITIES

Future minimum maturities of the above described notes payable and other debt outstanding at December 31, 1995, taking into consideration the Company's debt refinancing with the Bank in March 1996 as more fully described above, were as follows:

1996                              $ 1,171,193
1997                               10,380,734
1998                                  157,317
1999                                   35,544
2000 and thereafter                    16,568
                                  -----------
                                  $11,761,356
                                  ===========

NOTE 6 - RESERVE FOR GOVERNMENT PROGRAM SETTLEMENTS:

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

In connection with the acquisition of PRN Nevada, the Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's pre-acquisition Cost Reports open for examination. Cost Reports through December 31, 1994 have been settled. The amounts due the Company pursuant to the indemnification for Cost Reports through December 31, 1993 have been received (see also Note 5). Adjustments to the 1994 pre-acquisition Cost Report period will be recovered from the above referenced indemnification and any amounts not to be recovered therefrom have been applied against the historical

                                      F-17

reserve recorded by PRN Nevada in periods prior to the acquisition date and carried forward by the Company in the acquisition. Also, PRN Nevada is experiencing difficulties in obtaining reimbursement of certain receivable claims from Nevada Medicaid due to untimely billing of such claims and a reserve has been established for estimated losses that may result therefrom. Collection of such receivables has been delayed awaiting resolution of a regulatory investigation for which no claim has been asserted and for which the Company's internal review indicates that it should have no material liability related thereto.


In 1994, the historical reserve of $893,000 attributable to the PVNS preacquisition Cost Reports was reduced by $533,000 and taken to income. Such historical reserve was considered necessary by PVNS and recorded in periods prior to the acquisition due to the magnitude of the audit adjustments proposed by the Medicare intermediary. Such reserve was recorded by the Company as a liability assumed at the acquisition date. The reserve reduction resulted from settlements and audit notifications for preacquisition PVNS Cost Reports received from the intermediary more than one year after the PVNS acquisition date. Of the reserve reduction, $200,000 was recorded in the second quarter of 1994 when the Company received final "desk review" audit results of $52,000 for the June 30, 1992 PVNS Cost Report and $333,000 was recorded in the third quarter of 1994 when the Company was notified of the revised field audit adjustments of $1,640,000 (reduced from $2,200,000) for the June 30, 1990 and 1991 PVNS Cost Reports, of which the total adjustments included approximately $1,200,000 of various transportation costs. The Company's reserve adjustment in the third quarter of 1994 was recorded as a result of the reduced audit adjustments for these Cost Reports, the reopening of such Cost Reports for further review by the intermediary, and certain of the larger cost adjustments therein having been allowed in the settled June 30, 1992 Cost Report; thus, substantially reducing the Company's estimated total exposure for the remaining Cost Reports to be settled. In early 1994, the Company also recorded $138,000 as a reduction in "excess cost over net assets of acquired companies" due to a favorable result in connection with the 1988 Cost Report which was determined prior to the end of the PVNS acquisition allocation period. Expense of $54,000 was also recorded in 1994 related to changes in estimates for post-acquisition cost reporting periods.

Subsequently, as more fully described in Note 2, the Company entered into a settlement in November 1994 with the former owners of PVNS pertaining to various acquisition contingencies including open preacquisition Cost Reports. In connection with this settlement, the Company assumed the total liability for final adjustments on the June 30, 1990, 1991 and 1993 PVNS Cost Reports which were still outstanding. In recognition thereof, the Company re-evaluated its exposure for estimated final adjustments to these open Cost Reports, which was previously the responsibility of the former owners of PVNS, and determined an additional reserve of approximately $975,000 was needed, and accordingly, increased the reserve in this amount. As of December 31, 1995, all such Cost Reports have been settled in a total amount less the reserve established.

During 1995, expense of $315,000 was recorded for increases to the reserve pertaining to estimated adjustments for current year Cost Reports and for Nevada Medicaid receivable claims. The reserve was reduced by payments of approximately $957,000 as a result of final settlements of PVNS and PRN Nevada preacquisition and post-acquisition Cost Reports. All preacquisition Cost Reports have been settled as of December 31, 1995. The reserve was also reduced by approximately $252,400, of which $200,000 was transferred to a receivable contractual allowance and approximately $52,400 was credited to income in connection with the settlements of various Cost Reports.

Although the process for estimating final settlements related to government programs is inherently subjective and such estimates can change as new developments occur, the Company believes the reserve for government program settlements is adequate to cover estimated adjustments to open Cost Reports and settlements with other government programs, and that any final determinations in connection therewith will not have a material adverse effect on the Company's financial position or results of operations.

                                      F-18
NOTE 7 - INCOME TAXES:


The provision (benefit) for income taxes for the years ended December 31, consisted of the following:
                                               1995          1994         1993
                                            ---------     ---------     --------
Federal:
    Current ............................    $ 771,844     $ 455,741     $528,460
    Deferred ...........................     (124,532)      (42,272)       1,600
    Change in deferred tax
       asset valuation allowance .......         --        (100,980)
State ..................................       35,863        31,000       40,385
                                            ---------     ---------     --------
                                            $ 683,175     $ 444,469     $469,465
                                            =========     =========     ========

The tax effects of temporary differences related to deferred tax assets (liabilities) at December 31, consisted of the following:

                                                       1995              1994
                                                     ---------        ---------
Prepaid expenses .............................       $ (43,916)       $ (99,467)
Depreciation and amortization ................        (105,536)         (44,431)
Other ........................................          (1,919)            --
                                                     ---------        ---------
         Deferred tax liabilities ............        (151,371)        (143,898)
                                                     ---------        ---------

Provision for doubtful accounts ..............         287,635          220,619
Accruals not currently deductible ............         132,838          132,909
Compensation .................................         158,629           92,986
Other ........................................          11,043           11,627
                                                     ---------        ---------
         Deferred tax assets .................         590,145          458,141
                                                     ---------        ---------
         Net deferred tax asset ..............       $ 438,774        $ 314,243
                                                     =========        =========

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31:

                                                     1995       1994      1993
                                                    -------     -----    ------
Federal income taxes at statutory rates ..........    34.0%     34.0%     34.0%
Nondeductible amortization .......................     5.9       8.1       3.5
Other permanent differences ......................     1.3       1.6       5.3
Utilization of operating loss carryforwards ......     --        --       (4.0)
Income tax effect of PVNS settlement .............     --       (7.8)      --
Recovery of nontaxable payroll related costs .....    (4.6)      --        --
State income taxes ...............................     2.0       2.5       3.1
Change in deferred tax asset valuation
  allowance ......................................     --        --       (7.7)
Changes in prior year estimates and other ........     (.5)      3.8       4.6
                                                    -------     -----    ------

          Effective income tax rate ..............    38.1%     42.2%     38.8%
                                                    =======     =====    ======
                                      F-19

NOTE 8 - EMPLOYEE BENEFIT PLANS:


Through December 31, 1995, the Company provided 401(k) savings plans for most of its employees who may contribute up to a certain percentage of their annual gross wages into the plans, with the Company matching the employees' contributions up to certain levels, as defined in the plans. A similar retirement savings plan was also provided to certain employees of HHCC. Effective January 1, 1996, a single 401(k) savings plan is provided for all of the Company's eligible employees. Company contributions to these plans were $176,940 in 1995, $165,406 in 1994 and $68,620 in 1993.

NOTE 9 - STOCK OPTIONS:

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

Options under the 1988 and 1993 Plans are granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant in the case of incentive stock options. Nonqualified option grants are generally at 85% of the fair market value under the 1988 Plan and as determined by the Stock Option Committee under the 1993 Plan. All options generally vest over a five year period from the date of grant and expire within ten years. The Plans restrict the rights to exercise based on employment status and percentage of stock ownership in accordance with Section 422 of the Internal Revenue Code.

The following schedule summarizes the changes in options outstanding under the 1988 and 1993 Plans:

                                                SHARES         PRICE RANGE

Outstanding, December 31, 1992                 552,500      $ .60 - 1.67
     Granted                                   350,000       1.38 - 1.94
     Cancelled                                 (52,500)       .60 - 1.67
                                            ----------
Outstanding, December 31, 1993                 850,000        .60 - 1.94
     Granted                                   405,000       1.38 - 2.13
     Exercised                                 (46,000)       .60 -  .67
     Cancelled                                 (97,500)       .60 - 1.67
                                            ----------
Outstanding, December 31, 1994               1,111,500        .60 - 2.13
     Granted                                   184,500       1.38 - 1.78
     Exercised                                 (14,000)          .60
     Cancelled                                (250,000)       .60 - 2.06
                                             ---------
Outstanding, December 31, 1995               1,032,000        .60 - 2.13
                                             =========

At December 31, 1995, options to purchase 438,100 shares were exercisable and options to purchase 508,000 shares were available for future grant.

                                      F-20

In December 1993, the Company also adopted the 1993 Executive Security Stock Option Plan ("1993 Executive Plan") which reserves 500,000 common shares for issuance to officers of the Company. The option price for all grants under the 1993 Executive Plan is $.50 per share. The options, which expire ten years from plan formation, are exercisable only if the officer's employment is t erminated without cause or a majority of the issued and outstanding common shares is acquired by a person or group not including the current President of the Company. The Company will recognize compensation expense related to these options if and when such events occur. A total of 325,000 nonqualified options have been granted under the 1993 Executive Plan, of which 125,000 of such options are outstanding at December 31, 1995. The remaining 200,000 options have been cancelled. None of the options are currently exercisable.

In April 1992, the Company granted stock options (not included in the 1988 Plan or 1993 Plans described above) to the then President of the Company and a current officer and director of the Company and in June 1992, the Company granted a like stock option to another director of the Company. The stock options entitle each of these individuals to purchase 250,000 shares of the Company's common stock at $1.50 per share. The options became exercisable on January 1, 1996 and expire on April 29, 1996.

Compensation associated with options granted at less than quoted market value is expensed over the vesting period and totalled $1,695 in 1995, $10,385 in 1994, and $18,160 in 1993.

In October 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was issued which covers the accounting for stock-based compensation, principally stock options. The Company believes at this time, as permitted by the standard, that it will not change its existing accounting for stock options. Additional disclosures, including pro forma effects on income of the difference between existing and the new accounting methods, will be required when adopted. The Company is required to adopt the standard no later than January 1, 1996.

NOTE 10 - STOCK WARRANTS:

In April 1992, the Company entered into an agreement with an investment banking firm to provide investment banking services to the Company for a two and one-half year term. In consideration of these services, the investment banking firm was granted warrants to purchase up to 350,000 shares of common stock of the Company at $1.50 per share, which are exercisable anytime through June 30, 1996. The warrants include customary demand and piggyback registration rights for the underlying shares. As of December 31, 1995, none of the warrants had been exercised.

In May 1992, the Company entered into an agreement with a public relations firm to provide consultation to the Company. In addition to a monthly fee, the public relations firm was granted warrants to purchase up to 64,000 shares of the Company's common stock at $1.56 per share, which are exercisable anytime through May 14, 1997. The warrants include customary piggyback registration rights for the underlying shares. As of December 31, 1995, none of the warrants had been exercised.

In June 1993, in connection with the issuance of the subordinated note payable to finance the acquisition of PVNS and a guarantee of the PVNS Note, the Collateral Guarantors were granted warrants to purchase a total of 1,000,000 shares of the Company's common stock for the price of $1.45625 per share, which are exercisable anytime through June 29, 1998. As of December 31, 1995, none of the warrants had been exercised. The warrants were assigned a value of $150,000, which is being amortized over a five year period, and include customary demand and piggyback registration rights for the underlying shares. Also, as described in Note 5, the Collateral Guarantors were granted warrants to purchase preferred stock of the Company.
                                      F-21

On July 21, 1993, in connection with the guarantee of the Company's Bank debt, including the Bank debt of PVNS, the President and another director of the Company were also granted warrants to purchase a total of 713,000 shares of the Company's common stock at prices ranging from $1.2375 to $1.5844 per share, which are exercisable anytime through the one-year anniversary of the date that their guarantees are no longer required by the Bank. As of December 31, 1995, none of the warrants had been exercised. The warrants include customary demand and piggyback registration rights for the underlying shares.

NOTE 11 - RELATED PARTY TRANSACTIONS:

As more fully described in Note 5, the Company borrowed various amounts from the President, another director and a shareholder of the Company (also referred to herein as the Collateral Guarantors). All such loans were repaid as of December 31, 1995. However, these individuals continue to guarantee and collaterize various borrowings by the Company from unrelated third parties. In connection with such borrowings and related security provided, these individuals were granted warrants to purchase the Company's common stock as described in Note 10 and the Company's preferred stock as described in Note 5, and certain of these individuals also received fees totalling $20,000. In addition, the Company has borrowings from a family member of another director with total outstanding principal balances of $19,479 at December 31, 1995.

Through April 30, 1994, the President and another director of the Company were stockholders of a company that sold office supplies to the Company. Total purchases from this company were $73,708 in 1994 and $112,878 in 1993.

Effective January 1, 1993, the Company acquired substantially all of the operating assets of Preferred, of which the President and another director of the Company were shareholders (see Note 2).

In 1993, as compensation for services rendered in connection with the Company's acquisition of PVNS, a shareholder was awarded 100,000 shares of the Company's unregistered common stock valued at $83,500.

A director of the Company, previously the principal shareholder of HHCC, paid merger transaction costs of $100,000 on HHCC's behalf which were expensed in 1994 and included in the Company's stockholders' equity as additional paid-in capital.

In March 1993, the Company sold the rights to its home infusion software programs to a start-up company, Sequel Solutions, Inc. ("SSI"), owned by a group of employees including a shareholder (until January 1995) who was also a director of the Company until August 1994. In connection with the sale, the Company received notes of $335,000, which were reserved to their cost basis of $245,000. No gain was recognized at the sale date because the Company concluded that the business risks had not transferred to SSI because it was a thinly capitalized start-up company and the related party aspects of the transaction. After the sale, through December 31, 1993, the Company provided personnel, office space and administrative services to SSI for which the Company received a reimbursement of approximately $56,000. The Company continued to utilize the software support services provided by SSI for which the Company paid $9,412 in 1995, $13,670 in 1994 and $6,610 in 1993. In December 1993, the Company entered into an agreement with the above referenced individual in which the Company exchanged the aforementioned notes and its future rights to royalties from the SSI software sales in return for the relinquishment by such individual of all rights to past and future bonuses stipulated in an employment agreement that terminated May 31, 1995. As a result of this agreement, the Company recorded a pretax charge to income of $26,000 in 1993, which is included in general and administrative expenses.
                                      F-22

NOTE 12 - LEASE COMMITMENTS:

At of December 31, 1995, future minimum payments under noncancellable lease obligations for office space and various property and equipment, were as follows:
                                               CAPITAL                OPERATING
                                               LEASES                   LEASES
                                            ----------             -------------
1996                                         $ 377,688               $ 2,208,047
1997                                           354,376                 1,360,868
1998                                           169,781                   723,832
1999                                            41,329                    84,129
2000 and thereafter                             16,951                    66,885
                                            ----------             -------------

Total minimum lease payments                   960,125                $4,443,761
                                                                      ==========
Less imputed interest                          145,852
                                             ---------
Present value of minimum lease payment         814,273
Less current portion                           300,891
                                             ---------
Noncurrent portion                            $513,382
                                              ========

The amounts under capital leases above are included in notes payable and other debt in Note 5.

Rental expense under noncancellable operating leases was $2,853,043 in 1995, $2,414,910 in 1994, and $645,124 in 1993.

NOTE 13 - MINORITY INTEREST:

In June 1994, the Company sold a 20% ownership interest and a 5% net profits interest in its then existing Pensacola, Florida homecare business for cash and realized a pretax gain of $128,500. The acquiring company also held a 12-1/2% net profits interest in this business which it received for services provided in connection with the start-up of this operation in April 1994. In July 1995, the Company reacquired the 20% ownership interest and the 17-1/2% net profits interest for cash of $13,000 and issued 85,000 shares of its unregistered common stock, which was valued at $1.6875 per share, the fair market value on the transaction date. The total purchase price of $156,437 was allocated to purchased contracts and is being amortized over a ten year period.

NOTE 14 - SUBSEQUENT EVENT:  PROPOSED MERGER OF COMPANY

In February 1996, the Company agreed to be acquired by Horizon/CMS Healthcare Corporation ("Horizon") pursuant to a merger agreement. Under the terms of the agreement, the Company's stockholders will receive .0645 shares of Horizon common stock for each share of the Company's common stock; provided that in no event will the value of the Horizon common stock received for each share of the Company's common stock be less than $1.60 nor more than $1.90, which equates to $24.787 and $29.48, respectively, in Horizon stock value. For final exchange ratio determination, the value per share of the Horizon common stock will be equal to its average daily closing price for the twenty trading-day period preceding the closing of the transaction. This transaction is intended to be tax free to the Company's stockholders and to be accounted for as a pooling of interests. Completion of the transaction is subject to, among other conditions, the effectiveness of a registration statement covering the shares to be issued in the merger, compliance with, and expiration of, the applicable waiting period under the Hart-Scott-Rodino Act and healthcare regulatory approvals; and approval by the stockholders of the Company. Certain affiliates of the Company holding approximately forty-three percent of the outstanding common stock of the Company have signed a voting agreement under which they have agreed to vote their shares in favor of the merger. The merger, if completed, is expected to occur in the latter part of the second quarter of 1996.

                                      F-23
                                                                    SCHEDULE II

                            MEDICAL INNOVATIONS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                             ------------------------
                                           BALANCE AT        CHARGED TO       CHARGED
                                            BEGINNING         COSTS AND      TO OTHER                          BALANCE AT
                                            OF PERIOD         EXPENSES       ACCOUNTS        DEDUCTIONS       END OF PERIOD
                                           ------------     ------------    ----------     ------------      --------------
DECEMBER 31, 1995
Allowance for doubtful accounts            $    788,696     $  1,159,695                    $925,674 (A)     $    995,717
                                                                                              27,000 (B)
Reserve for government program
   settlements                                1,784,256          315,000   $ 27,000 (C)      956,618 (D)          917,199
                                                                                             252,439 (E)
DECEMBER 31, 1994

Allowance for doubtful accounts            $    592,330     $    933,151   $ 67,000 (F)     $803,785 (A)     $    788,696
Reserve for government program
   settlements                                  893,126           54,000    974,931 (G)      533,000 (H)        1,784,256
                                                                            962,625 (F)      567,426 (I)

DECEMBER 31, 1993

Allowance for doubtful accounts            $    141,553     $    647,036   $285,000 (J)     $481,259 (A)     $    592,330
Reserve for government program
   settlements                                       --                     893,126 (J)                           893,126

(A)  Bad debts charged off against allowance.

(B)  Transferred to reserve to reflect proper classification.

(C)  Transferred from allowance to reflect proper classification.

(D) Utilization of reserve for payments resulting from net final settlements of PVNS and PRN Nevada preacquisition and post-acquisition Cost Reports.

(E) Reduction of reserve due to final settlements of PVNS and PRN Nevada preacquisition and post-acquisition Cost Reports, of which $200,000 was transferred to a receivable contractual allowance to reflect proper classification and $52,439 was credited to income due to change in estimates.

(F) Recorded in connection with the acquisition of PRN Nevada, effective April 1, 1994.

(G)  Recorded in connection with PVNS settlement.

(H)  Reduction in reserve credited to income due to change in estimates.

(I) Utilization of reserve for settlements of PVNS and PRN Nevada preacquisition Cost Reports.

(J)  Recorded in connection with the acquisition of PVNS, effective May 1, 1993.