Form 10-Q
period 1996-03-31
MEDICAL INNOVATIONS INC /DE/
filed 1996-05-15
CIK 835908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended March 31, 1996

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of May 10, 1996 was 15,954,873 shares.

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
Part I. Condensed Financial Information

           Item 1. Financial Statements

                   Consolidated Balance Sheets ............................    1
                   Consolidated Statements of Income ......................    2
                   Consolidated Statements of Cash Flows ..................    3
                   Notes to Unaudited Condensed Consolidated
                     Financial Statements .................................    5

           Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations ........................................   12

Part II. Other Information ................................................   17

Signatures ................................................................   18


                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                       1996          1995
                                    ASSETS                                         (UNAUDITED)     (AUDITED)
                                    ------                                          -----------   -----------
Current assets:
    Cash and cash equivalents ...................................................   $   224,536   $   292,666
    Accounts receivable, net ....................................................    10,615,364    11,981,393
    Inventories .................................................................       315,427       324,750
    Deferred income taxes .......................................................       661,649       546,227
    Other .......................................................................       748,228       632,104
                                                                                    -----------   -----------
                 Total current assets ...........................................    12,565,204    13,777,140

Property and equipment, net .....................................................     2,088,729     2,120,249
Excess cost over net assets of acquired companies,
    net of amortization of $844,242 and $761,383 ................................    11,926,856    12,008,946
Other, net ......................................................................     1,378,177     1,183,821
                                                                                    -----------   -----------

                 Total assets ...................................................   $27,958,966   $29,090,156
                                                                                    ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and other debt ................................................   $ 1,003,608   $ 1,171,193
    Accounts payable and accrued liabilities ....................................     2,562,716     2,871,216
    Accrued compensation and benefits ...........................................     3,031,023     2,752,828
    Reserve for government program settlements ..................................       951,198       917,199
    Income taxes payable ........................................................       622,870       841,887
                                                                                    -----------   -----------
                 Total current liabilities ......................................     8,171,415     8,554,323

Notes payable and other debt ....................................................     9,686,980    10,590,163
Other accrued liabilities .......................................................       457,090       498,913
Deferred income taxes ...........................................................       113,865       107,453
                                                                                    -----------   -----------
                 Total liabilities ..............................................    18,429,350    19,750,852
                                                                                    -----------   -----------

Stockholders' equity:
    Preferred stock - par value $.01 per share; 3,000,000
       shares authorized, none issued or outstanding ............................          --            --
    Common stock - par value $.0075 per share; 75,000,000
       shares authorized, 15,954,873 and 15,927,873
       shares issued and outstanding ............................................       119,662       119,459
    Additional paid-in capital ..................................................     7,538,790     7,506,917
    Retained earnings ...........................................................     1,871,164     1,712,928
                                                                                    -----------   -----------
                 Total stockholders' equity .....................................     9,529,616     9,339,304
                                                                                    -----------   -----------
    Commitments and contingencies

                 Total liabilities and stockholders' equity .....................   $27,958,966   $29,090,156
                                                                                    ===========   ===========

      (SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------

                                                                              1996          1995
                                                                           -----------   -----------
Revenues ...............................................................   $16,484,226   $15,927,991
                                                                           -----------   -----------

Costs and expenses:
     Direct patient care ...............................................     9,556,524     9,868,757
     Selling, general and administrative ...............................     6,088,328     5,343,929
     Provision for doubtful accounts ...................................       317,013       150,634
                                                                           -----------   -----------
        Total costs and expenses .......................................    15,961,865    15,363,320
                                                                           -----------   -----------

Income from operations .................................................       522,361       564,671
Interest expense .......................................................       232,377       242,472
                                                                           -----------   -----------

Income before income taxes .............................................       289,984       322,199
Provision for income taxes .............................................       131,748        60,808
                                                                           -----------   -----------

Net income .............................................................   $   158,236   $   261,391
                                                                           ===========   ===========

Net income per common and common
    equivalent share ...................................................  $      0.01   $       0.02
                                                                           ===========   ===========

Weighted average common and common
    equivalent shares outstanding ......................................    15,945,785    15,831,584
                                                                           ===========   ===========

      (SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   1996           1995
                                                                                -----------    -----------
Cash flows from operating activities:
     Net income .............................................................   $   158,236    $   261,391
     Noncash adjustments:
        Depreciation and amortization .......................................       300,518        266,470
        Provision for doubtful accounts .....................................       317,013        150,634
        Deferred income taxes ...............................................      (109,010)      (129,706)
        Other ...............................................................           324           --
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable .................................................     1,049,016       (833,591)
        Income taxes ........................................................      (213,341)       188,545
        Other assets ........................................................      (189,029)      (215,282)
        Accounts payable and  accrued liabilities,
           including compensation and benefits ..............................       (18,870)       615,543
        Reserve for government program settlements ..........................        33,999        (82,742)
        Other liabilities ...................................................        24,282           --
                                                                                -----------    -----------

        Net cash provided by operating activities ...........................     1,353,138        221,262
                                                                                -----------    -----------

Cash flows from investing activities:
     Acquisition of PharmaThera Branch ......................................          --          (56,468)
     Acquisition and merger transaction expenses ............................      (177,030)       (41,116)
     Purchase of property and equipment .....................................       (54,779)      (135,463)
                                                                                -----------    -----------

        Net cash used by investing activities ...............................      (231,809)      (233,047)
                                                                                -----------    -----------

      (SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        1996            1995
                                                                                    ------------    ------------
Cash flows from financing activities:
     Proceeds from notes payable ................................................   $  3,625,000    $       --
     Revolving credit facilities:
        Borrowings ..............................................................     10,750,000       4,300,000
        Repayments ..............................................................     (9,975,000)     (4,620,000)
     Payments on notes payable and capital lease
        obligations .............................................................     (5,538,319)       (585,946)
     Payments on obligation to former owners of PVNS ............................        (73,591)        (66,413)
     Proceeds from exercise of stock options ....................................         22,451           3,600
                                                                                    ------------    ------------

            Net cash used by financing activities ...............................     (4,814,459)       (968,759)
                                                                                    ------------    ------------

Net decrease in cash and cash equivalents .......................................        (68,130)       (980,544)

Cash and cash equivalents at beginning of period ................................        292,666       1,322,407
                                                                                    ------------    ------------

Cash and cash equivalents at end of period ......................................   $    224,536    $    341,863
                                                                                    ============    ============

Cash paid during the period for:
     Interest ...................................................................   $    283,650    $    277,969
     Income taxes ...............................................................        477,290           4,491

Non-cash transactions (not otherwise disclosed):
     Assets acquired under capitalized lease obligations ........................         67,551            --

      (SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

                   MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The condensed consolidated financial statements of Medical Innovations, Inc. and its subsidiaries (the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and that the financial statements reflect all elimination entries and adjustments (consisting of only normal recurring adjustments) which are necessary for a fair statement of the operating results for the three months ended March 31, 1996 and 1995. Operating results for these interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

The condensed consolidated financial statements for the prior period have been restated to reflect the merger completed in May 1995 as more fully described in
Note 3. In addition, certain reclassifications have been made to previously reported information to conform to the current period presentation.

Net income per share is based on the weighted average number of common shares and equivalents outstanding during the periods, which has also been restated to reflect the merger completed in 1995, as more fully described in Note 3. Common stock equivalents consisting of stock options and warrants are included in the computation of weighted average shares when their effect is dilutive.

NOTE 2 - USE OF ESTIMATES:

The Company's interim financial statements are prepared in accordance with the same accounting policies as those followed at year end. Certain items in the financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accuracy of such amounts is dependent upon facts that will exist and procedures that will be accomplished by the Company later in the year. Because of the inherent subjectivity of the estimation process, actual future results could differ from that expected at the reporting date.

NOTE 3 - ACQUISITIONS:

Set forth below is information regarding the Company's material acquisitions completed in 1993 and 1994 and all of its 1995 acquisitions:

PHYSICIAN'S VISITING NURSE SERVICE

Effective May 1, 1993, the Company purchased all of the outstanding common stock of Physician's Visiting Nurse Service, Inc. ("PVNS"), which was accounted for by the purchase method. Substantially all of the purchase price of approximately $9,209,000 was allocated to excess cost over net assets of acquired companies. In connection with the acquisition, the Company entered into agreements to make future payments to the former owners resulting in a total obligation of approximately $1,295,000, net of amounts attributable to compensation and imputed interest at 7-1/2%. This obligation, which is included in accrued liabilities, is secured by accounts receivable of Company, is payable in approximately equal monthly installments through June 1998 and is not contingent upon any future event or action by the Company or the former owners. At March 31, 1996, the amount remaining on this obligation was approximately $680,000, of which approximately $291,000 was classified as current.

PRN NEVADA

Effective April 1, 1994, the Company purchased all of the outstanding common stock of PRN Home Health Care, Inc. of Nevada and its affiliated companies (collectively "PRN Nevada"). Of the total purchase price of approximately $3,726,000, approximately $3,169,000 was allocated to excess cost over net assets of acquired companies.

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

HOSPITAL HOMECARE

In May 1995, the Company issued 3,262,473 shares of its common stock in exchange for all of the issued and outstanding common stock of Hospital HomeCare Corporation ("HHCC"), a provider of hospital-based home healthcare management services. Five percent of the shares issued to HHCC have been escrowed to indemnify the Company for certain specified pre-merger contingencies. This transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the assets, liabilities and results of operations of HHCC. Prior to the combination, HHCC's fiscal year ended on March 31, which has been subsequently changed to conform with that of the Company. HHCC's results of operations for the fiscal year ended March 31, 1995 are combined with the Company for the year ended December 31, 1994. Accordingly, the Company's results of operations for the three months ended March 31, 1995 do not include HHCC.

PURCHASE PRICE ALLOCATIONS

Set forth below are the principal reasons that a significant portion of the purchase prices of PVNS, PRN Nevada and certain other acquisitions was allocated to excess costs over net assets of acquired companies, and not allocated to other intangible assets: (1) there were no formal or informal contracts acquired except for certain PVNS contracts which were valued at $250,000; (2) physician relationships were considered to be inseparable from going concern value and the relationships were not contractual and not exclusive; (3) patients have a generally high turnover rate and, since patients do not determine the services provided or the duration thereof, and the Company is prohibited from marketing additional services to them, patients cannot be used to expand the business; and
(4) the assembled workforce is readily replaceable at low cost, market rates are paid, clinical expertise is the responsibility of the employee and no significant proprietary training is provided.

PRO FORMA INFORMATION

The PharmaThera Branch acquisition completed on January 31, 1995 did not have a material pro forma effect on results of operations for the three month period ended March 31, 1995.

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable at March 31, 1996, consisted of the following:

         Accounts receivable ................................        $11,508,091
         Less allowance for doubtful accounts ...............            892,727
                                                                     -----------
                                                                     $10,615,364
                                                                     ===========
NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 1996 consisted of the following:

Furniture and fixtures .......................................        $1,406,957
Equipment, including computers ...............................         2,141,088
Transportation equipment .....................................           316,839
Leasehold improvements .......................................           213,627
                                                                      ----------
                                                                       4,078,510
Less accumulated depreciation and amortization ...............         1,989,782
                                                                      ----------
                                                                      $2,088,729
                                                                      ==========
NOTE 6 - NOTES PAYABLE AND OTHER DEBT:

Notes payable and other debt at March 31, 1996 consisted of the following:

Bank revolving credit facilities ...............................     $ 5,500,000

Note payable to Bank ...........................................       3,625,000

Notes payable to former owners of PVNS .........................         101,919

Note payable to former owner of PRN Nevada .....................         348,022

Note payable to former owner of PharmaThera Branch .............         291,004

Notes payable to Bank and others, at rates ranging from 8%
to 8.5%, with various maturities through 1997 ..................          17,037
                                                                     -----------
Capital lease obligations ......................................         807,606
                                                                      10,690,588
Less current portion ...........................................       1,003,608
                                                                     -----------
Noncurrent portion .............................................     $ 9,686,980
                                                                     ===========
                                        7

BANK REVOLVING CREDIT FACILITIES

On March 15, 1996, the Company refinanced all of its debt with a bank (the "Bank"). The new revolving credit facilities total $7,300,000, bear interest at rates ranging from prime to prime minus 1% (8.25% to 7.25% at March 31, 1996), payable monthly, and mature April 15, 1997. Such credit facilities totalling $5,725,000 are secured by a first priority lien on all accounts receivable of the Company. In addition, $1,575,000 of such credit facilities are secured by collateral (marketable securities) pledged to the Bank by the President, another director and a shareholder of the Company ("Collateral Guarantors") and the remaining $5,725,000 of these credit facilities are guaranteed by the President and another director of the Company. The related loan agreements do not include any covenant requirements; however, such agreements do prohibit certain additional indebtedness and payments of dividends.

NOTES PAYABLE TO BANK

As described above, the Company refinanced all of its debt with the Bank on March 15, 1996. In connection therewith, the Company borrowed $3,625,000 from the Bank ("Term Note"), which matures April 15, 1997. The New Term Note bears interest at prime minus 1% (7.25% at March 31, 1996), payable monthly, and is secured by collateral (marketable securities) pledged to the Bank by Collateral Guarantors. Previously, this collateral was held by the Bank as security for the Bank's loan to the Collateral Guarantors which was used by these individuals to make loans to the Company (see also Subordinated Note Payable below).

NOTES PAYABLE TO FORMER OWNERS OF PVNS

In connection with the acquisition of PVNS, the Company issued a $1,000,000 note payable to the former owners of PVNS ("PVNS Note"). After scheduled and other principal repayments, together with a settlement reduction of principal amounting to $275,000, the PVNS Note had been repaid as of March 31, 1996.

In November 1994, the Company borrowed $458,636 from the former owners of PVNS for working capital purposes. Interest only was due on this note through February 1, 1995, at which date monthly principal and interest payments commenced in eighteen equal installments with a final payment due on July 1, 1996. The interest rate on the note was at prime through June 30, 1995, on which date the interest rate increased to prime plus 1% (9.25% at March 31, 1996). At March 31, 1996, the principal balance of this note was $101,919.

NOTE PAYABLE TO FORMER OWNER OF PRN NEVADA

In connection with the Company's acquisition of PRN Nevada, the Company issued an $850,000 note payable to the former owner of PRN Nevada. The note bears interest at prime (8.25% at March 31, 1996), payable monthly, and is secured by the common stock of PRN Nevada. Monthly principal payments of $23,611 commenced August 1, 1994 and are payable in such amount through July 1, 1997. During 1995 and 1996, scheduled payments on this note were offset by approximately $155,500 due from the former owner of PRN Nevada for indemnification of applicable adjustments to PRN Nevada's pre-acquisition Cost Reports (see also Note 7).

NOTES PAYABLE TO FORMER OWNER OF PHARMATHERA BRANCH

In connection with the acquisition of the PharmaThera Branch, the Company issued two notes payable to the former owner of the PharmaThera Branch. The larger note in the amount of $500,000, subsequently reduced to $400,000, is secured by all equipment of the Company's Florida operation and is non-interest bearing. The remaining balance due of $291,004 on this note is payable on May 15, 1996. The other note, in the amount of $73,956, was repaid in 1995.

SUBORDINATED NOTE PAYABLE

In connection with the acquisition of PVNS, the Company issued a $5,500,000 note payable to the Collateral Guarantors (as defined above), which was subsequently repaid. In connection with making this subordinated loan, the Collateral Guarantors were granted warrants to purchase 100 shares of the Company's Class A preferred stock at $100 per share. As previously described, the collateral (marketable securities) that the Collateral Guarantors pledged to the Bank as security for a portion of the revolving credit facilities and the Term Note was previously held by the Bank as security for a loan to the Collateral Guarantors. Such loan was used by these individuals to make loans to the Company. Thus, the Collateral Guarantors' risk position has not significantly changed and, accordingly, the agreement governing the preferred stock warrants has been amended so that the warrants remain outstanding under substantially the same terms, except that the exercisability of the warrants now relates to the Term Note and $1,575,000 of the new revolving credit facilities rather than the subordinated loan. Such warrants are now exercisable only in the event of certain defaults of the Company or the Collateral Guarantors under the Term Note, $1,575,000 of the new revolving credit facilities, or the related collateral maintenance agreements with the Bank, or in the event the Bank liquidates the Collateral Guarantors' collateral. The warrants expire when the aggregate outstanding balance of the Term Note and $1,575,000 of the new revolving credit facilities is $1,175,000 or less and the Company is not in default under the Term Note and $1,575,000 of the new revolving credit facilities. If the warrants are exercised and the aggregate outstanding balance of the Term Note and $1,575,000 of the new revolving credit facilities is $3,625,000 or more, the holders of the preferred stock have the right to elect seven of thirteen Company directors. At March 31, 1996, the aggregate principal outstanding on the $1,575,000 portion of the new revolving credit facilities and the Term Note was $5,200,000. At all other times after warrant exercise, the holders of the preferred stock have the right to elect three of nine Company directors. If the warrants are exercised, the Company may redeem the preferred stock, at the price of $100 per share, at any time after the aggregate outstanding principal balances of the above referenced debt are less than $1,175,000.

OTHER

On April 10, 1995, the Company borrowed $300,000 from its President for working capital purposes at the prime interest rate, which was repaid on May 26, 1995.

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

In connection with the acquisition of PRN Nevada, the Company received an indemnification from the former owner of PRN Nevada for adjustments to PRN Nevada's pre-acquisition Medicare Cost Reports, all of which have been settled. The amounts due the Company pursuant to the indemnification for such pre-acquisition Cost Reports have been received (see also Note 6). PRN Nevada's Medicare Cost Reports subsequent to December 31, 1994 remain open for examination and reserves have been established for estimated adjustments that may result therefrom. Also, PRN Nevada is experiencing difficulties in obtaining reimbursement of certain receivable claims from Nevada Medicaid due to untimely billing of such claims and accordingly, a reserve has been established for estimated losses that may result therefrom. In connection therewith, expense of $75,000 was recorded during the three months ended March 31, 1995. Collection of such receivables has been delayed awaiting resolution of a regulatory investigation for which no claim has been asserted and for which the Company's internal review indicates that it should have no material liability related thereto.

During 1995, all remaining open PVNS pre-acquisition Medicare Cost Reports were settled and the Company recorded the effect of the adjustments resulting therefrom, which included adjustments to this reserve. Such adjustments did not have a material effect on the Company's results of operations. PVNS Medicare Cost Reports subsequent to December 31, 1993 remain open for examination and reserves have been established for estimated adjustments that may result therefrom.

During the three month periods ended March 31, 1996 and 1995, the Company recorded expense of $34,000 and $50,000, respectively, for estimated adjustments that may result from current year Medicare Cost Reports, of which a portion thereof increased this reserve. Also, during the first quarter of 1995, the reserve was reduced by approximately $97,000 for an agreed upon repayment of a prior year advance received from a Medicare intermediary.

Although the process for estimating final settlements related to government programs is inherently subjective and such estimates can change as new developments occur, the Company believes the reserve for government program settlements is adequate to cover estimated adjustments to open Medicare Cost Reports and settlements with other government programs, and that any final determinations in connection therewith will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - INCOME TAXES:

The following table reconciles the federal statutory income tax rate and the Company's effective income tax rate for the three month periods ended March 31:

                                                             1996         1995
                                                             ----         ----
Federal income taxes at statutory rates ..............       34.0%        34.0%
Nondeductible amortization ...........................        8.8%         8.6%
Other permanent differences ..........................        (.4)%        1.6%
Recovery of nontaxable payroll related costs .........         - %       (25.8)%
State income taxes ...................................        3.0%          .5%
                                                             ----         ----
             Effective income tax rate ...............       45.4%        18.9%
                                                             ====         ====

NOTE 9 - NEW ACCOUNTING STANDARD - STOCK BASED COMPENSATION:

In October 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was issued which covers the accounting for stock-based compensation, principally stock options. The Company adopted this standard effective January 1, 1996. However, as permitted by the standard, the Company will not change its existing accounting for stock options. Additional disclosures,
                                       10

including pro forma effect on income of the difference between existing and the new accounting method, will be required in the Company's year end financial statements. The Company does not expect that such pro forma effect on income will be material.

NOTE 10 -- PROPOSED MERGER OF COMPANY

In February 1996, the Company agreed to be acquired by Horizon/CMS Healthcare Corporation ("Horizon") pursuant to a merger agreement, under which the Company's stockholders would receive shares of Horizon. However, the Company and Horizon have agreed to pursue an alternative structure to the previously announced acquisition of the Company by Horizon. Such alternative structure is currently being negotiated. Until a new agreement is completed, the existing merger agreement remains in full force and effect.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents selected financial information for the periods indicated:
                                                          PERCENTAGE OF REVENUES
                                                          ----------------------
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                           1996           1995
                                                           -----          -----
Revenues .........................................         100.0%         100.0%
                                                           -----          -----
Direct patient care ..............................          58.0%          62.0%
Selling, general and administrative ..............          36.9%          33.6%
Provision for doubtful accounts ..................           1.9%            .9%
                                                           -----          -----
Income from operations ...........................           3.2%           3.5%
Interest expense .................................           1.4%           1.5%
                                                           -----          -----
Income before taxes ..............................           1.8%           2.0%
Provision for income taxes .......................            .8%            .4%
                                                           -----          -----
Net income .......................................           1.0%           1.6%
                                                           =====          =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

REVENUES. Revenues for the first quarter of 1996 were $16,484,226, an increase of $556,235, or 3.5%, over revenues of $15,927,991 for the first quarter of 1995. This increase was primarily due to the growth in the Virginia nursing and pharmacy operations and in the management services division. Revenue in the Virginia operations increased by approximately $434,000, or 27.6%, while management services revenue increased by approximately $345,000, or 104.4%. These increases were somewhat offset by the closure of the New Jersey operations in July 1995, which had revenues of approximately $263,000 in the first quarter of 1995. On a company-wide basis, in the first quarter of 1996, durable medical equipment (DME) revenues increased by approximately $345,000, or 115.3%, homemaker revenues increased by approximately $321,000, or 9.9%, nursing and related revenues decreased by approximately $241,000, or 2.3%, due to reduced visit volume on a comparable basis between the periods, and pharmacy revenues decreased by approximately $115,000, or 7.9%, compared to the first quarter of 1995.

DIRECT PATIENT CARE. Costs of direct patient care in the first quarter of 1996 were $9,556,524, a decrease of $312,233, or 3.2%, from the first quarter of 1995. The dollar decrease is due primarily to a reduction in skilled nursing payroll of approximately $380,000, or 8.2%, in response to the decline in nursing revenues as set forth above, as well as the reduction of nurse supervisory personnel in the homemaker division. As a percentage of revenues, such costs were 58.0% in the first quarter of 1996 compared to 62.0% in the first quarter of 1995. The decrease in percentage is due to reduction in skilled nursing payroll referred to above and, to a lesser extent, the increase in revenues of the management services division, which carries no direct patient care costs.
                                       12

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the first quarter of 1996, selling, general and administrative expenses were $6,088,328, an increase of $744,399, or 13.9% over the first quarter of 1995. Approximately $300,000 of the increase was due to the addition, subsequent to the first quarter of 1995, of information services and administrative personnel to support the development and implementation of an improved clinical and reimbursement system. Also, an increase of approximately $200,000 was due to increased overhead to support the growth in revenues of the management services division. The remaining amount of the increase was due to the reduction of approximately $245,000 in selling, general and administrative expenses in the first quarter of 1995, resulting from the recovery of certain nonrecurring payroll related costs attributable to prior periods, without a corresponding reduction in such expenses for the same period in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 36.9% in the first quarter of 1996 compared to 33.6% in the first quarter of 1995 for the reasons set forth above.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was $317,013 in the first quarter of 1996, an increase of $166,379, or 110.5%, compared to the first quarter of 1995. This increase was due to additional provisions to expense, in particular, approximately $102,000 in the Virginia operations and, to a lesser extent, the increase in revenues described above. As a percentage of revenues, the provision for doubtful accounts was 1.9% in the first quarter of 1996, compared to .9% in the first quarter of 1995. Such percentage increase resulted from the additional provisions to expense as set forth above.

INCOME FROM OPERATIONS. Income from operations was $522,361 in the first quarter of 1996, a decrease of $42,310, or 7.5% over the first quarter of 1995. As previously stated, in the first quarter of 1995, selling, general and administrative expenses were reduced by approximately $245,000 resulting from the recovery of certain nonrecurring payroll related costs attributable to prior periods, without a corresponding reduction in the first quarter of 1996. Additionally, the Virginia operations incurred operating losses of approximately $106,000 in the first quarter of 1996, compared to income of approximately $58,000 in the first quarter of 1995, resulting in a decrease in operating income of approximately $164,000. Substantial emphasis has been placed on improving the operating results in Virginia, including the reduction of certain costs and expenses not expected to impact the Company's ability to achieve revenue increases in this operation. Offsetting these decreases was an operating income increase in the Texas operations of $219,000, or 25.7%; an increase in operating income of the management services division of $100,000, or 43.4%; and the closing of the New Jersey operations in July 1995, which incurred losses of $87,000 in the first quarter of 1995. Operating income in the first quarter of 1996 was reduced slightly by the loss of a managed care contract in Texas which occurred late in the first quarter of 1996. In future periods, quarterly income from operations is projected to be reduced by approximately $75,000 as a result of this lost contract. The Company continues to actively market its services to other managed care companies.

PROVISION FOR INCOME TAXES. The effective tax rate for the first quarter of 1996 was 45.4%, compared to 18.9% for the first quarter of 1995. Such effective tax rate was substantially higher in 1996 primarily due to a permanent book and tax difference created by a nontaxable abatement of certain payroll related costs in 1995. See also Note 8 to the accompanying condensed financial statements for more detailed information concerning the items causing the difference between the effective tax rate and the statutory tax rate of 34% for these periods and the differences between the two periods.

EXCESS COST OVER NET ASSETS OF ACQUIRED COMPANIES

"Excess cost over net assets of acquired companies" comprises a significant portion of the Company's total assets. The Company reviews the carrying value of this asset for potential impairment at each balance sheet date. The principal factors considered by the Company in its recoverability assessment include market share and competitive conditions, technological and regulatory changes (including reimbursement), demand trends and earnings trends of the acquired companies. The Company is not currently aware of any adverse changes in these factors that would result in an impairment of this asset in the future. However, projection of current facts and circumstances to future periods is inherently uncertain.
                                       13

Management believes that the "excess cost over net assets of acquired companies" has an unlimited useful life and therefore has assigned a forty-year amortization period for this asset. In determining that the life of this asset is unlimited, management considered factors such as: (1) the market share, locations, reputation and related business attributes of each acquisition as discussed above; (2) the nature of the home healthcare industry, which is positively impacted by aging trends and the continued transfer of patients from high-cost, acute care settings to home healthcare; (3) the increasing acceptance by medical professionals of home healthcare as a better alternative to institutionalized care; and (4) the nature of the personal services provided, which will be continuously needed in the future and are not subject to obsolescence. Reductions to the estimated useful life of this asset could have a material effect on the Company's results of operations. The Company is not currently aware of any events or trends which would indicate a reduction in the useful life should be made. See also Notes 1, 2, and 3 to the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, the level of the Company's cash and cash equivalents, working capital and its current and debt-to-equity ratios (including the restatement to reflect the merger with HHCC in May 1995 which was accounted for as a pooling of interests):

                                                LIQUIDITY AND CAPITAL RESOURCES
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
                                               ---------------------------------
                                                  MARCH 31,         DECEMBER 31,
                                                    1996               1995
                                               ----------------     ------------
Cash and cash equivalents ............            $     225            $     293
Working capital ......................            $   4,394            $   5,223
Current ratio ........................                 1.54                 1.61
Debt-to-equity ratio .................                 1.93                 2.11

Cash decreased by approximately $68,000 from December 31, 1995 to March 31, 1996. Related thereto, at March 31, 1996, the Company had $800,000 less outstanding under its revolving credit facilities than at December 31, 1995. For the three months ended March 31, 1996, net cash of approximately $1,353,000 was provided by operating activities, while the Company used cash of approximately $1,189,000 for financing activities. Also during this period, the Company used cash of approximately $177,000 in investing activities and approximately $55,000 to acquire property and equipment.

Working capital decreased by approximately $829,000 during the three month period ended March 31, 1996. The current ratio also decreased to 1.54 at March 31, 1996 from 1.61 at December 31, 1995. These decreases are due to various factors, consisting primarily of a decrease of approximately $1,366,000 in net accounts receivable between these dates (see discussion set forth below under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES), without a corresponding decrease in current liabilities.

The Company's stockholders' equity at March 31,1996 was $9,529,616, which increased $190,312 from December 31, 1995. Such increase resulted principally from net income for the period. The Company's debt-to-equity ratio improved from
2.11 to 1.93 between these dates, primarily due to the increase in stockholders' equity, debt repayments, and as previously discussed, the amount borrowed under the Company's revolving credit facilities was less at March 31, 1996 than at December 31, 1995.
                                       14

The Company has entered into various debt obligations with a bank and others, including the former owners of acquired companies, resulting in total outstanding borrowings of approximately $10,691,000 at March 31, 1996. Such total debt amount is exclusive of a contractual obligation to the former owners of PVNS, which is addressed in the discussion below concerning the Company's other commitments. The borrowings have been required to finance the Company's growth including acquisitions and for the reasons set forth below under ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES. The terms and other information regarding such borrowings are more fully described in Notes 3 and 6 to the accompanying condensed consolidated financial statements.

ITEMS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The Company's total debt (including capitalized lease obligations) will require approximately $2,190,000 for principal and interest payments during the twelve months ending March 31, 1997, based on the assumptions that interest rates and the Company's borrowing levels remain constant. The Company also has commitments under employment agreements to various officers and other employees, as well as contractual obligations of approximately $332,000 to the former owners of PVNS over the twelve months ending March 31, 1997. In addition, the Company is committed under various operating leases (office facilities, automobiles, and computer and equipment), for payments totalling approximately $2,040,000 (including month-to-month leases that are expected to be continued or replaced) over the twelve months ending March 31, 1997. As of March 31, 1996, the Company had no other significant commitments and no material planned purchases of property and equipment.

The Company has been experiencing some difficulty in collecting certain receivables. At March 31, 1996, such receivables consist of: (i) approximately $800,000 of claims receivable from a Texas welfare program that exceed the normal amount of receivables outstanding for this operation, (ii) approximately $590,000 of claims receivable from the Nevada Medicaid intermediary relating to untimely billing thereof, for which an informal appeal for payment has been made to the Nevada Medicaid program (see also Note 7 to the accompanying condensed consolidated financial statements), and (iii) approximately $600,000 receivable under a management services contract, collection of which is being litigated. With respect to the receivables of $1,990,000 set forth in (i) through (iii) above, $800,000 is related to timing and documentation delays and as such is not believed to be subject to any material collection risk. Of this amount, the Company has collected approximately $110,000 from April 1 through May 8, 1996 and expects to collect a substantial portion of the remaining amount of $690,000 by the end of the third quarter of 1996. The other $1,190,000 of receivables set forth in (ii) and (iii) above are being appealed or litigated and thus, the timing and amount of collection are less certain. At March 31, 1996, the Company had reserves of approximately $550,000 attributable to the receivables set forth in (i) through (iii) above, which it believes to be adequate for any loss that will be incurred thereon. The receivable amounts referred to above, not yet collected as of May 8, 1996, could be withheld longer than expected, could continue to be delayed in collection and could be adversely impacted by third-party determinations. While the Company believes that it is taking appropriate actions to collect the amounts described above and to manage its investment in accounts receivable, its anticipated growth may continue to require cash for working capital in excess of cash generated from operations.

As previously stated, net accounts receivable decreased approximately $1,366,000 from December 31, 1995 to March 31, 1996. Of this decrease, approximately $900,000 consists of a reduction in PVNS and PRN Nevada Medicare receivables, which enhanced the Company's liquidity during this three month period. This reduction was due to payments received from the Medicare intermediary consisting of (i) advances in connection with a timing change for reimbursing costs which resulted from a change in Medicare intermediaries and (ii) reimbursement in excess of costs incurred during 1995 and the first quarter of 1996. Such remaining amounts of approximately $2,600,000 will be repaid to the Medicare intermediary through August 1996. These repayments are somewhat offset by amounts totalling approximately

                                       15

$1,500,000 received from the Medicare intermediary in April 1996 for reimbursable costs incurred in March 1996. The net amount of approximately $1,100,000 due the Medicare intermediary after March 31, 1996 will result in the Company utilizing a substantial portion, if not all, of its available borrowing capacity under its revolving credit facilities, and may require the Company to obtain additional financing.

Primary sources of liquidity include cash generated from operations (which has been used to support accounts receivable growth), borrowing availability under the Company's existing revolving credit facilities and increases in such facilities, and loans from and guarantees of loans by the Company's President and another director. At March 31, 1996 and May 8, 1996, the Company had available borrowing capacity of $1,500,000 and $1,275,000, respectively, under its existing revolving credit facilities.

Taking into account the commitments and the matters described above, management believes that the Company's existing capital resources and the above described sources of liquidity are sufficient to finance its existing operations during the next twelve months. If cash generated from operations is less than anticipated, or if other currently unforeseen events occur including the outcome of the matters described above, the Company may be required to seek additional financing. Potential sources of additional financing include private or public equity, debt financing or additional bank financing. The Company's credit facilities with its primary lender generally prohibit additional borrowings by the Company without such lender's consent. Although the Company has historically been able to obtain additional financing from its primary lender, as needed, there can be no assurance thereof or that the Company would be able to obtain alternative financing, if required, on acceptable terms.

Certain of the matters discussed in Part I of this quarterly report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that anticipated results will occur.

                                       16

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index on page 19 for location of exhibits required by Item 601 of Regulation S-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                       17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Medical Innovations, Inc.


Date:  May 14, 1996                   By  /s/ MARK H. FISHER
                                          Mark H. Fisher
                                          President and Chief Executive Officer

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